Form 10KSB
period 1995-12-31
UNIOIL CORP
filed 1996-09-05
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995 Commission File No. 0-10089

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the  transition period from           to           .

                                UNIOIL
              (Name of small business Issuer in its charter)

        Nevada                                        93-0782780
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)

           3817 Carson Avenue, P.O. Box 310 Evans, Colorado  80620
                   (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock $.01 Par Value)                     9,441,657
     Title of Class                Shares outstanding as of March 31, 1996

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                                           Yes X   No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.                         [   ]

The Issuer's revenues for its most recent fiscal year:           $ 345,311

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See Item 5 herein).

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                                                          Yes X   No

None of the following documents is incorporated by reference into this report: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

			               PART I

Item 1.  Description of Business

     (a)  Business Development.

      Unioil (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on January 16, 1981. The Issuer was organized to engage in the acquisition of undeveloped oil and gas leases for purposes of resale, farmout or trading, and to participate with others in the development of drilling prospects. The Issuer made an initial public offering of its common stock during 1981. This offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in Washington, D.C.

      On August 17, 1984, the Issuer filed a Voluntary Petition for Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"). The Issuer continued in the reorganization process until March 23, 1989 when the Bankruptcy Court issued a Final Decree discharging the Issuer. Even though the Issuer's Plan of Reorganization had been approved and confirmed by the Bankruptcy Court in 1985, the issuer was not discharged from bankruptcy until 1989 due to continuing legal proceedings involving the Issuer over which the Bankruptcy Court needed to retain jurisdiction pending resolution (see "Legal Proceedings").

      The Plan of Reorganization approved by the Bankruptcy Court had been funded by a secured loan from Joseph Associates, Inc. ("JAI"). All of the Issuer's assets, including its cash and accounts receivable, were pledged to JAI to secure the indebtedness owed to it. Because of the Issuer's inability to repay this indebtedness on schedule, during 1990 JAI, as the mortgagee under the Mortgage, Security Agreement, Assignment and financing statements securing these loans, notified the first purchasers of oil and gas produced from properties in which the Issuer had an interest to direct all payments of proceeds attributable to the Issuer's interests directly to JAI because the Issuer had failed to make payments on the loan as required.

      JAI subsequently assigned its position as a secured party with respect to the Issuer's loan to Joseph Associates of Greeley, Inc. ("JAGI"), an entity controlled by the persons to whom JAI was indebted. JAGI is now the direct recipient of all production payments attributable to the Issuer's interests in oil and gas properties.

     (b)  Business of Issuer.

      Beginning in January, 1982, the Issuer engaged in various aspects of the oil and gas business primarily involving the acquisition of interests in oil and gas leases and arrangements to provide for or participate in the development and operation of such interests. Prior to its bankruptcy, the Company participated with other firms and investors in the drilling of numerous oil and gas wells. The Company sometimes acted as the operator of the wells in which it participated but all drilling and related work was done through separate contractors.

      The Company's current holdings are located in Colorado and Wyoming. Soon after filing for bankruptcy protection in August, 1984, all acquisition and drilling activity of the Issuer ceased. The Issuer participated in the drilling of only one well in 1985, and has not participated in the drilling of any wells since that time. Financing of any future drilling activities is dependent upon improvement in the Issuer's general financial condition.

      During the pendency of the bankruptcy and since its discharge, the Issuer's business activity has been limited to continued operation of existing wells drilled on properties it acquired. In some instances, the Company has re-worked existing wells to increase production.

      As an operator of and interest holder in a number of producing oil and gas wells, the Issuer's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Issuer is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Issuer. The Issuer's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Issuer has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Issuer can only sell its oil to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. However, none of the gas producing wells in which the Issuer has an interest is presently shut-in.

      Presently the Issuer does have gas and oil contracts in place for all the output from the wells in which the Issuer has an interest.

Item 2.  Properties

     (a) The Company's principal business offices are located at 3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620. The Company currently leases these offices on a year to year basis, with monthly payments of $ 900. The building contains about 6,300 square feet of improved space of which about 2,500 square feet is presently utilized by the Company for its offices.

      The Company's other property and equipment (other than oil and gas properties) is comprised principally of equipment used in the field in connection with oil and gas exploration and production activities.

Reserves and Other Information

      Information regarding oil and gas reserves and the present value of estimated future net revenues is set forth as supplemental information in the financial statements attached hereto.

      Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of January 1, 1996, are presented in summary form below:

                                    Crude Oil       Natural Gas

Proved Developed/Prod. Reserves        45,002           23,323
Proved Developed/Nonprod. Reserves    119,666        1,127,581
Proved Undeveloped Reserves         2,052,330       27,314,980
         Total Reserves             2,216,998       28,465,884


      Proved undeveloped reserves will only be recognized through substantial drilling in future years. No assurance is given that any such development will take place.

      Natural gas volumes are expressed at standard conditions of temperature and pressure applicable in the area where the reserves are located. Condensate reserves estimated are those obtained from normal separator recovery. Crude oil and natural gas liquids are stated as standard barrels of 42 U.S. gallons per barrel.

      Value of net proved reserves is expressed in terms of estimated future net revenue and present value of future net revenue. Future net revenue is calculated by deducting estimated operating expenses, future development costs, and severance, ad valorem, and windfall profit taxes from the future gross revenue. Present value of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization. Present value, as expressed herein, should not be construed as fair market value since no consideration has been given to many factors which influence the prices at which petroleum properties are traded, such as taxes on operating profits, allowance for return on the investment, and normal risks incident to the oil business.

      Prices for crude oil, natural gas liquids, and natural gas effective in December, 1995 reflect the posted prices in the Rocky Mountain Region on December 31, 1995. Current average operating costs are used in estimating future costs required to operate the properties.

      Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                      10% Disc.
                                       Future Net    Future net
                                        Revenue       Revenue

Proved Developed/Prod. Reserves       $   370,606   $   232,979
Proved Developed/Nonprod. Reserves        871,033       527,985
Proved Undeveloped Reserves            24,718,460     8,271,249
       Total Reserves                 $25,960,099   $ 9,032,213

Reserves Reported to Other Agencies

      The Issuer has filed its reserve report with the Department of Energy for their annual oil and gas survey and has not filed or reported reserve information to any other federal authority or agency since the beginning of the last fiscal year.

Drilling Activity

      The Company has not participated in any drilling activity since 1985.

Productive Wells and Acreage

      The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of January 1, 1996 are as follows:

Geographic Area       Productive Wells       Developed Acres
                      Gross         Net      Gross        Net
                    Oil   Gas   Oil  Gas    Oil  Gas   Oil  Gas

Colorado            42     0   31.0    0   1,680  0   1,210   0
Wyoming              6     0    3.0    0     240  0     121   0

     Wells that produce both oil and gas are treated as oil wells herein. Of the 42 gross wells in Colorado, 34 are producing oil and gas and eight are oil wells only.

Undeveloped Acreage

      At December 31, 1995, the Company held interests in 8,870 gross (7,469.5 net) undeveloped acres in the United States, as summarized below:

    Geographic Area         Gross Acres         Net Acres

     Colorado                   8,030              6,786
     Wyoming                      840                683.5

      All the acreage shown is held by production from the Issuer's presently producing wells.

Production

      The following table sets forth, by geographic area, for the fiscal years 1995, 1994, and 1993: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in thousand cubic feet (MCF), produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3 ) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels. MCF of gas is converted to barrels at the rate of 6 to 1.

                         1995             1994            1993
1) Net Quantities      Oil    Gas      Oil    Gas      Oil    Gas
    Wyoming           6,991    0      9,789    0     12,550    0
    Colorado          9,358  55,071  12,133  55,071  11,203  53,298

2) Average Sales
Price:
   Wyoming           $15.05  $ 0     $11.97   $ 0    $12.38   $ 0
   Colorado          $16.73  $1.35   $14.81   $1.62  $15.92   $1.83

3) Average Lifting    1995            1994         1993
Cost:                Barrels         Barrels      Barrels
  Wyoming            $12.49          $ 6.89        $ 9.69
  Colorado           $24.00          $16.35        $16.95

Present Activities

     The Company has no wells in the process of being drilled.

     (b)  Investment Policies.

      The Issuer does not have any policy with respect to investments in real estate or interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities, except for its investments in oil and gas producing properties and undeveloped acreage which is a necessary incident to its oil and gas producing business. With respect to such properties, the Issuer's general policy is to hold the properties for present production as well as possible future exploration, development and production.

      c)  Description of Real Estate Operating Data.

      The Issuer's real property interests consist of oil and gas leasehold interests in a number of producing oil and gas wells and adjacent acreage.

Detailed operating data regarding such properties, which account for all of the Issuer's operations, is contained in the preceding section of this report as well as in the financial statements and the supplemental information regarding oil and gas producing activities included with such statements.

Item 3.  Legal Proceedings.

      The following discussion outlines the current status of the legal proceedings involving the Issuer which are still pending or were pending at any time during the fiscal year covered by this report.

      1. On September 28, 1988 the United States Securities and Exchange Commission ("SEC") filed a complaint in United States District Court for the District of Columbia (Civil Action No. 88-2803) naming the Issuer and its former President as defendants. The complaint charged securities laws violations arising from an alleged attempt to manipulate the price of the Company's stock by conducting an allegedly false and misleading publicity campaign during 1986 about a purported company product known as the "Soberz" pill. The pill allegedly lowered a person's blood-alcohol level rendering a drunk person sober. The complaint also charged the defendants with violating securities laws by failing to file timely and accurate periodic reports as required. On October 19, 1989 the SEC obtained by default final judgments of permanent injunction enjoining the defendants from violating the securities laws by failing to file such reports, or violating the anti-fraud provisions of the securities laws.

     In October, 1990, after filing the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (which report included financial and other information covering the intervening period since reports had last been filed), the Issuer made a motion to have the injunction against itself set aside. By order dated January 8, 1991 the U.S. District Court of the District of Columbia denied the Issuer's motion without prejudice "pending demonstration of Unioil's ability and willingness to comply with filing requirements in the future over a reasonable period of time." The Issuer intends to renew its motion to set aside the judgment in 1996 after it has completed adequate filing requirements. Management believes that such motion will be granted at that time.

     The legal proceedings regarding the "Soberz" pill were filed against the Issuer and its former President by the SEC in response to certain meetings held with stockbrokers and others to promote such pill, two press releases which made certain claims regarding the pill, and a statement concerning the pill which was included in the Issuer's Annual Report on Form 10-K for the year ended December 31, 1985, which was filed on or about August 6, 1986. In addition to making the claims about such pill which resulted in the SEC action, the statement in the Form 10-K report indicated that the Issuer had agreed to acquire Guardian Laboratories, Inc., the company which supposedly had rights to the pill in the form of a patent pending. The statement further indicated that the Issuer agreed to issue 500,000 shares of its stock in consideration thereof. Successor management of the Issuer has determined from the transfer records that such stock was in fact issued, but can find no evidence that the Issuer ever received anything in consideration of such issuance. The Board of Directors has therefore decided to treat such stock as cancellable for lack of consideration and has placed stop transfer orders with the transfer agent to prevent any attempted transfer of such stock. The Issuer also notified the recipient of the action taken and instructed him to return the certificate for cancellation. The Issuer received a response which disputed the Issuer's position, but no further action has been taken by either party in regard to the matter.

      2. As part of the Corporation's First Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Colorado in September, 1985, Joseph Associates, Inc. ("JAI") was granted a first mortgage and lien against all of the assets of the Corporation except properties in Yuma County, Colorado, to secure loans which eventually totalled more than $5 million. By letter dated May 15, 1990, JAI as the mortgagee under the Mortgage, Security Agreement, Assignment and financing statements securing those loans, notified the first purchasers of oil and gas from the Corporation that they were to direct all payments of proceeds attributable to the Corporation's interests to JAI because the Corporation had failed to make payments on those loans. Thereafter, such proceeds were paid to the order of JAI.

     By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to Joseph Associates of Greeley, Inc. ("JAGI"). All payments of oil and gas proceeds which were previously sent to JAI have been and are being sent to JAGI.

     During 1993, JAGI commenced a foreclosure action against the assets of the Company in Laramie County, Wyoming. This action was commenced by JAGI in part to demonstrate its willingness and ability to foreclose upon all the Issuer's assets and thereby extinquish the claims of other creditors, as a means of inducing such creditors to settle their claims on a reasonable basis or have them extinquished. Management believes that such action directly resulted in settlement during 1994 of all the remaining judgments against the Issuer. During the fiscal year for which this report is filed, the action was formally dismissed without prejudice on February 10, 1995, as a result of a settlement between the Company and the taxing authorities of Laramie County, Wyoming resolving outstanding tax liens and accrued interest in excess of $500,000.

      JAGI has, as of the date hereof, taken no further action to foreclose on its Mortgage or to assert any rights under that Mortgage. What has JAGI done as far as debt restructuring goes?

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The last meeting of stockholders of the Company was held in July, 1983.

                                PART II

Item  5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market information.

      At the time of the Issuer's bankruptcy filing in August of 1984, the Issuer's common stock was traded in the over-the-counter market, was quoted on NASDAQ and was also listed on the Boston Stock Exchange. Following the bankruptcy filing, trading activity gradually declined to the point where quotation or listing of the stock was discontinued. During the past two years, no systematic quotations of the Issuer's stock have been available, to the best of present management's knowledge.

     (b)  Holders.

      The approximate number of record holders of the Issuers common stock as of the latest practicable date (March 31, 1996) is 2,109.

     (c)  Dividends.

      The Issuer has not yet paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Issuer's business. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, other than the restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Issuer insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Liquidity and Capital Resources. At December 31, 1995, the Issuer was insolvent; liabilities greatly exceed assets, and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such financial condition, the Issuer cannot raise additional funds to meet such commitments. The Issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority over all other creditors of the Issuer, has been foregoing its right to foreclose upon all the Issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the Issuer's interest in oil and gas properties.

      However, during 1993, JAGI commenced a foreclosure action against the assets of the Company in Laramie County, Wyoming. This action was commenced by JAGI in part to demonstrate its willingness and ability to foreclose upon all the Issuer's assets and thereby extinquish the claims of other creditors, as a means of inducing such creditors to settle their claims on a reasonable basis or have them extinquished. As a result of this action and the fact that the Company was able to obtain a line of credit with which to make cash offers in settlement of its remaining judgment liabilities, during 1994 the Company was able to reach settlement with all remaining judgment creditors. As a result of these settlements, including a settlement between the Company and the taxing authorities of Laramie County, Wyoming resolving outstanding tax liens and accrued interest in excess of $500,000, the foreclosure action was formally dismissed without prejudice on February 10, 1995. As of December 31, 1995, JAGI had taken no further action to foreclose on its Mortgage or to assert any rights under that Mortgage other than the rights to take the direct payment of the Company's oil and gas proceeds.

       With the elimination of the outstanding judgment liabilities, the principal remaining indebtedness of the Company (other than the forementioned line of credit) is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is now in excess of $12 million. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at December 31, 1995 and as of the date hereof, the debt has not been restructured and remains on the books. There is no assurance the Company will be able to work out an affordable restructuring of this debt.

     The Company was able to fund such settlements with a portion of the proceeds available to the Company from a $350,000 loan plus an additional $350,000 line of credit it obtained from a local bank. The Company used approximately $287,500 of these proceeds to make cash payments in settlement of these outstanding judgment liabilities. Management intends to use the remaining line of credit to recommence drilling activity and reworking of wells to increase production. However, there is no assurance management will be able to achieve these objectives.

      Results of Operations. Due to its bankruptcy and adverse financial condition the Issuer has not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the Issuer have been limited to continued operation of wells previously drilled on properties already acquired. The Issuer has continued to incur net losses due primarily to interest expenses.

Item 7.  Financial Statements and Supplemental Data.

     See attached Financial Statements and Schedules.

Item 8.  Disagreements on Accounting and Financial Disclosure.

      There are not and have not been any disagreements between the Issuer and any of the accountants on any matter of accounting principles or practices or financial statement disclosure.

                                 PART III

Item 9.  Directors and Executive Officers of the Issuer.

     (a)  Identification of Directors.

      The current directors of the Issuer, who will serve until the next annual meeting or until their successors are elected or appointed and qualified, are set forth in the following table:

                                    Term Served        Positions
Name of Director        Age         As Director       With Company

Charles E. Ayers, Jr.   51          July, 1990       Chairman & CEO
Fred C. Jones           58          May, 1991        Vice President/Secretary
                                                     & Director
Richard C. Zelnar       48          December, 1993   Director

     (b)  Identification of Executive Officers.

     In addition to the officers who are also directors, Jamie R. Hood, age 33, was appointed to the office of Treasurer in January, 1995.

     (c)  Significant Employees.

     None other than the persons previously identified.

     (d)  Family Relationships.

     None.

     (e)  Business Experience.

     (1)  Background.

      Charles E. Ayers, Jr. was admitted to the bar in 1974. He attended Virginia Polytechnic Institute and State University and Virginia Commonwealth University where he received a B.S. in accounting in 1971.
Mr. Ayers received his Juris Doctorate from the University of Richmond in 1974. He was counsel to the Senate Finance and Rules Committees, 1974 Session, of the Virginia Legislature, member of the Richmond and American Bar Associations; Virginia State Bar and Federal Bar; Virginia Trial Lawyers Association; and was an officer in the United States Army from 1966 to 1969 serving one tour of duty in Vietnam. In 1982 he founded the law firm which is now known as Ayers & Stolte, P.C.

      Fred C. Jones is a graduate of Kemper College and has attended both the University of Washington and Western Kentucky University in courses related to business and management. Since joining the company in January, 1985, he has been Administrative Land Manager and since 1986, Operations Manager. Since the election of the company's new Board of Directors in July, 1990, he has been Vice President and Director of Operations and in May, 1991, he was elected to serve as Secretary and on the Board of
Directors.   From 1979 to 1984 he was an independent landman and consultant for major and independent oil and gas, mining and geothermal companies. From 1964 to 1978 he served in management capacities for several wholesale, retail and marketing companies, including four years as President and General Manager. From 1959 to 1964 he was District Manager of Husky Oil Company for marketing and land management.

      Richard C. Zelnar graduated with a B.A. Degree in 1973 from Florida International University where he also completed one and one half years of graduate work in Business Administration. He is presently President and Chief Executive Officer of Consolidated Aviation Services, Inc. and Consolidated Capital Planning, Inc. From 1968 to 1976, he worked for
Knight Ridder Newspapers, Inc. in various staff management positions in marketing and economic analysis. Mr. Zelnar has invested several million dollar in oil and gas exploration and development drilling operations in the Anadarko and Appalachian basins.

     (2)  Directorships.

      None of the Issuer's directors nor any person nominated or chosen to become a director holds any directorships in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (f)  Involvement in Certain Legal Proceedings.

      As of the date of filing this report, no present officer or director of the Issuer; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1995, that was not filed with the Issuer.

Item 10.  Executive Compensation.

     (a)  Cash Compensation.

      The Issuer's Chief Executive Officer is Charles E. Ayers, Jr.
Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the aggregate cash compensation paid as legal fees and costs to such law firm for services rendered by Mr. Ayers firm during the fiscal years ended December 31, 1995, 1994 and 1993. (See "Certain Relationships and
Related Transactions").

          Year                     Total Cash Compensation
          1995                     $ 12,500
          1994                     $    332
          1993                     $ 35,000

     Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 1995, 1994 and 1993. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

      There are presently no on-going plans or arrangements, such as pension plans or deferred compensation plans, pursuant to which compensation is paid or proposed to be paid in the future, to any of the officers and directors of the Issuer, other than standard, non discriminatory medical expense reimbursement plans for employees.

Item  11.   Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

      The following table sets forth the names, addresses and security ownership of all persons known to the Issuer to be the beneficial owner of more than 5% of the Issuer's voting stock.

Name of                    Positions     Amount and Nature  Percent
Owner                      With Company  of Ownership       Owned

Alvin Jarrett Estate       Stockholder    666,667 shares     7.0%
4704 Ocean Front
Virginia Beach, VA 23451

B. Roland Freasier, Jr.    Stockholder    671,666 shares     7.1%
1081 Camino Del Rio So.
San Diego, CA  92108

Charles E. Ayers, Jr.      Director &    1,666,667 shares   17.7%
710 N. Hamilton St.        Stockholder
Richmond, VA  23230

      The foregoing amounts reflect all shares each person would be deemed a beneficial owner of, regardless of the form of ownership. 666,667 of the shares shown for Mr. Ayers are owned of record by immediate family members.

     (b)  Security Ownership of Management.

      The following table indicates the stock ownership of the Issuer's present directors as well as all present officers and directors as a group:

                              Title of   Amount and Nature of  Percent
        Name                   Class     Beneficial Ownership  of Class

Charles E. Ayers, Jr.          Common    1,666,667 shares       17.7%

Fred C. Jones                  Common        -0- shares            0%

Richard C. Zelnar              Common        -0- shares            0%

Jamie R. Hood                  Common        -0- shares            0%

All officers and directors as            1,666,667 shares       17.7%
a group (4 people)

Item 12.  Certain Relationships and Related Transactions.

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Issuer is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Issuer and any officer, director, nominee for director, or 5% or greater beneficial owner of the Issuer or an immediate family member of such person; nor is the Issuer aware of any relationship in which a director or nominee for director of the Issuer was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Issuer, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Issuer or such other firm or entity.

     As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from Joseph Associates, Inc. The secured interest has been assigned to Joseph Associates of Greeley, Inc. These entities are affiliated with the Issuer through common controlling ownership. During 1995, $579,096 of interest was accrued on this debt, bringing the total accrued interest at December 31, 1995 to $7,517,146.
It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

      Also as previously mentioned, the Issuer was able to settle the remaining outstanding judgments against it during 1994 by obtaining $700,000 in loans and lines of credit, and using the cash available to it from such loans and lines of credit to make settlement offers that included substantial payments of cash, which the remaining judgment creditors accepted. The Issuer obtained a $350,000 loan by pledging its Colorado properties to secure such obligation. As part of that arrangement, JAGI agreed to subordinate its secured interest in such properties. In order to obtain the other $350,000 line of credit, the bank required $350,000 in Certificates of Deposit as collateral, as well as the personal guarantee of Charles E. Ayers, Jr. the current Chief Executive Officer and Chairman of the Board of Directors of the Issuer. These Certificates of Deposit funds were provided by an affiliate, JAGI Capital Group, Inc. (the "Capital Group"), an entity of which a member of management, Richard C. Zelnar, is an owner. As part of these transactions, the Capital Group entered into an agreement with the Company pursuant to which the Company paid $35,000 to the Capital Group at closing, and will pay interest in an amount equal to the difference between the yield on the Certificates of Deposit and an 11% rate of return the first year, and 14% the second year (if the line of credit is extended for a second year). Also, the Company agreed to give the Capital Group a one quarter of one percent overriding royalty interest in all wells it drills on undeveloped acreage, and increase the interest to one half of one percent if the loan is extended for a second year. In addition, the Company agreed to pledge its Wyoming properties to secure this obligation. In the event the Company is in default under this agreement, the Capital Group will have the right to receive the income from the Wyoming properties until the Certificates of Deposit are released by the bank.

      Mr. Ayers is a member of the law firm of Ayers & Stolte, P.C. which now acts as general counsel for the Issuer. Mr. Ayers' law firm has performed a variety of legal services on behalf of and with respect to the Issuer. This firm has also advanced substantial costs with respect to these legal matters and has billed the Issuer at its regular rates for such fees and costs. The Issuer paid this law firm legal fees during 1995 for such services in the amount of $12,500.

                                PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  The following documents are filed as part of this report:

      1. Financial Statements examined and reported upon by Pritchett, Siler & Hardy, Independent Certified Public Accountants, containing a Balance Sheet at December 31, 1995 and Statements of Operations,
Shareholders' Equity (Deficit) and Cash flows for the two fiscal years ended December 31, 1995.

     2.  Financial Statement Schedules
           (See index to Financial Statements)

     3.  Exhibits.  None


      (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1995.

                               SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIOIL



Date:  June 3, 1996                   /s/ Charles E. Ayers, Jr.
                                    Charles E. Ayers, Jr., Chairman
                                    (Chief Executive Officer)



Date:  June 3, 1996                  /s/ Fred C. Jones
                                   Fred C. Jones, Vice President/Secretary
                                   (Chief Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:  June 3, 1996                  /s/ Charles E. Ayers, Jr.
                                   Charles E. Ayers, Jr., Director



Date:  June 3, 1996                  /s/ Fred C. Jones
                                   Fred C. Jones, Director

                             UNIOIL

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1995












                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

				     UNIOIL


                            CONTENTS





                                                      											   PAGE

          -  Independent Auditors' Report			                       			1


          -  Balance Sheet, December 31, 1995  	         		        2 - 3


          -  Statements of Operations, for the years ended
                December 31, 1995 and 1994                              4


          -  Statement of Stockholders' Deficit, from
                December 31, 1993 through December 31,
                1995                                                    5


          -  Statements of Cash Flows, for the years ended
                December 31, 1995 and 1994                          6 - 7


          -  Notes to Financial Statements                         8 - 16


          -  Supplemental Information - Unaudited                 17 - 22

              PRITCHETT, SILER & HARDY, P.C.
               CERTIFIED PUBLIC ACCOUNTANTS
                    430 EAST 400 SOUTH
               SALT LAKE CITY, UTAH 84111
                      (801) 328-2727




                  INDEPENDENT AUDITORS' REPORT


Board of Directors
UNIOIL
Evans, Colorado


We have audited the accompanying balance sheet of Unioil at December 31, 1995 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31,1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations, has a net capital deficiency, has unresolved contingencies and has uncertainties related to the realization of assets, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   /S/ Pritchett, Siler & Hardy, P.C.
    Pritchett, Siler & Hardy, P.C.


March 26, 1996

                                 UNIOIL

                             BALANCE SHEET

                                ASSETS
                                                            December 31,
                                                               1995
                                                            ____________
CURRENT ASSETS:

  Cash                                                      $     61,635
  Joint interest and trade accounts receivable,
    net of allowance for doubtful accounts of
    $214,825 at 1995                                              90,388
  Deferred loan costs, net                                        49,550
  Other current assets                                             4,627
                                                            ____________
        Total Current Assets                                     206,200

PROPERTY AND EQUIPMENT, net                                          543

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion               3,859,238

OTHER ASSETS                                                       2,152
                                                            ____________

TOTAL ASSETS                                                $  4,068,133
                                                            ____________

  The accompanying notes are an integral part of this financial statement.

                               UNIOIL

                           BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                            December 31,
                                                                1995
                                                            ____________
CURRENT LIABILITIES:
  Accounts payable                                          $    110,062
  Joint interest accounts payable                                 14,311
  Notes payable                                                  573,300
  Notes payable - related party                                5,791,000
  Interest payable - related parties                           7,519,596
  Other current liabilities                                      196,307
                                                             ____________
        Total Current Liabilities                             14,204,576

CONTINGENCIES [See Notes 7 and 8]
                                                             ____________
        Total Liabilities                                     14,204,576
                                                             ____________

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    9,441,657 shares issued and
    outstanding at 1995                                          94,417
  Capital in excess of par value                              4,062,519
  Retained deficit                                           (14,293,379)
                                                             ____________
        Total Stockholders' Deficit                          (10,136,443)
                                                             ____________
TOTAL LIABILITIES AND STOCK-
  HOLDERS' DEFICIT                                          $  4,068,133
                                                             ____________


  The accompanying notes are an integral part of this financial statement.

                                 UNIOIL

                       STATEMENTS OF OPERATIONS

                                                      For The Years Ended
                                                          December 31
                                                 __________________________
                                                      1995          1994
                                                  ___________    __________
REVENUE:
  Oil and gas sales                                $  311,197   $  404,948
  Income from serving as operator                      53,591       59,254
                                                   ___________   __________
        Total Revenue                                 364,788      464,202
                                                   ____________  __________
EXPENSES:
  Production costs and related taxes                  203,392      192,203
  General and administrative                          280,273      211,659
  Depreciation, depletion and amortization            149,896      148,635
                                                   ____________  __________
        Total Expenses                                633,561      552,497
                                                   ____________  __________
OPERATING (LOSS)                                     (268,773)     (88,295)
                                                   ____________  __________
OTHER INCOME (EXPENSE):
  Interest income and other                             3,036        7,622
  Interest expense - related party                   (607,480)    (579,100)
  Interest expense - other                            (37,491)     (43,995)
  Loss on disposal of asset                               -           (250)
                                                   ____________  __________
                                                     (641,935)    (615,723)
                                                   ____________  __________
LOSS FROM OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEMS                      (910,708)    (704,018)

CURRENT TAX EXPENSE                                      -            -

DEFERRED TAX EXPENSE                                     -            -
                                                   ____________  __________
LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY ITEMS:                               (910,708)    (704,018)

EXTRAORDINARY ITEMS:
  Gain on discharge of debt obligations
    (No tax effect)                                      -       1,186,758
                                                   ____________  __________
NET INCOME (LOSS)                                   $(910,708)   $ 482,740
                                                   ____________  __________
INCOME (LOSS) PER SHARE:
     Loss before extraordinary item                 $    (.10)   $    (.08)
     Extraordinary items                                 -             .13
                                                   ____________  __________
     Net Income (Loss)                              $    (.10)   $     .05
                                                   ____________  __________


 The accompanying notes are an integral part of these financial statements.

                                 UNIOIL

                   STATEMENT OF STOCKHOLDERS' DEFICIT

                     FROM DECEMBER 31, 1993 THROUGH

                          DECEMBER 31, 1995


                     Common Stock      Capital in
                   _________________   Excess of     Retained
                    Shares   Amount    Par Value     Deficit         Total
                   _________  ______    ________    ___________   ___________
BALANCE, December
  31, 1993         9,441,657  94,417    4,062,519   (13,865,411)   (9,708,475)

Net income for
the year ended
December 31, 1994     -         -           -           482,740       482,740
                   _________  ______    _________    __________   ___________
BALANCE, December
  31, 1994         9,441,657   94,417   4,062,519   (13,382,671)   (9,225,735)

Net loss for
the year ended
December 31, 1995     -         -            -         (910,708)     (910,708)
                   _________  ______   __________  ____________  ____________
BALANCE, December
  31,1995          9,441,657  $94,417  $4,062,519  $(14,293,379) $(10,136,443)
                   _________  _______  __________  ____________  ____________


 The accompanying notes are an integral part of these financial statements.

                                  UNIOIL


                       STATEMENTS OF CASH FLOWS

                    Net Increase (Decrease) in Cash


                                                     For The Years Ended
                                                         December 31
                                                 __________________________
                                                     1995          1994
                                                  ____________   __________
Cash Flows From Operating Activities:
  Net income (loss)                                $ (910,708)    $ 482,740
                                                   ___________    __________
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Gain on discharge of debt                           -       (1,186,758)
     Depreciation, depletion and amortization         100,346       139,626
     Deferred loan costs amortization                  49,550         9,009
     Bad debt expense                                  14,067           -
     Changes in assets and liabilities:
      (Increase) decrease in joint interest and trade
         receivables                                    6,546        (6,745)
      (Increase) decrease in other current assets         755        (4,282)
      Increase (decrease) in accounts payable          (3,393)      (29,723)
      Increase (decrease) in joint interest accounts
        payable                                        (12,910)     (10,199)
      Increase in interest payable                     581,546      452,246
      Increase (decrease) in other current liabilities  (6,129)     (52,708)
      Increase (decrease) in judgments payable             -        (67,500)
                                                     ___________  ___________
       Total Adjustments                               730,378     (757,034)
                                                     ___________  ___________
       Net Cash (Used) by Operating Activities        (180,330)    (274,294)
                                                     ___________  ___________
Cash Flows From Investing Activities:
  Proceeds from sale of property and equipment             -            250
  Additions to oil and gas full cost pool                  -         (9,790)
  Dispositions of oil and gas property                     -            -
                                                     ___________  ___________
       Net Cash Provided by Investing Activities           -         (9,540)
                                                     ___________  ___________
Cash Flows From Financing Activities:
  Proceeds from line of credit                         169,337       53,963
  Payments for deferred loan costs                         -       (108,109)
  Proceeds from notes payable                              -        350,000
                                                     ___________  ___________
       Net Cash Provided by Financing
         Activities                                    169,337      295,854
                                                     ___________  ___________



                                 [Continued]

                                   UNIOIL


                     STATEMENTS OF CASH FLOWS [Continued]

                       Net Increase (Decrease) in Cash


                                                       For The Year Ended
                                                          December 31
                                                  __________________________
                                                         1995         1994
                                                   ____________   __________
Net Increase (Decrease) in Cash                         (10,993)     12,020

Cash at Beginning of Year                                72,628      60,608
                                                   ____________   __________

Cash at End of Year                                   $  61,635   $  72,628
                                                   ____________   __________

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid during the period:
     Interest                                         $  61,494   $ 170,849
                                                   ____________   __________
     Income taxes                                     $     -     $     -
                                                   ____________   __________


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Year Ended December 31, 1995:
   The Company increased its investment in oil and gas property in the amount of 59,915 in exchange for payment of joint interest receivables in the same amount.

  For the Year Ended December 31, 1994:
   The Company settled accrued liabilities in the amount of $476,378 for a cash payment of $50,000. [See Note 11]

   The Company settled a judgment payable of 93,756 for a cash payment of $67,500. [See Note 11]

   The Company settled a judgment payable recorded in the following accounts: accrued interest of $206,717, notes payable $250,000 and judgment payable of $350,657 for a cash payment of $170,000. [See Note 11]


 The accompanying notes are an integral part of these financial statements.

                                   UNIOIL

                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company is engaged in oil and gas exploration, development and production activities on its own behalf and as an operator for others. The Company is incorporated under the laws of the State of Nevada. The Company completed a sale of its common stock to the public in December, 1981. During 1984, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the reorganization process, control of the Company changed hands and new management was installed during 1985. The Company emerged from the reorganization during 1989. During 1990, control of the Company and management changed again.

  Property and Equipment - Property and equipment are recorded at cost which is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and with accelerated methods for income tax purposes. The useful lives of property and equipment for purposes of financial reporting range from four to ten years.

  Oil and Gas Properties - Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis. All oil and gas revenues are derived from reserves located in northern Colorado and southern Wyoming. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports of petroleum engineers.

  The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes. Depletion, as a percentage of gross oil and gas revenues, was 31.78% and 31.56% for the years ended December 31, 1995 and 1994, respectively.

  Income (Loss) Per Share - The computation of income (loss)per share of common stock is based on the weighted average number of shares outstanding during the period presented.

  Cash Flow Statement - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  Deferred Loan Costs - Expenses in the amount of $108,109 associated with obtaining a line of credit and a note payable were incurred during 1994. These costs have been deferred and are being amortized using the straight-line method over the life of the loans.

                                     UNIOIL

                           NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:
                                                         1995
                                                    ___________
    Shop tools and equipment                         $   21,112
    Furniture and fixtures                               20,059
    Transportation equipment                             11,503
    Leasehold improvements                                5,165
                                                    ___________
                                                         57,839
    Less:  accumulated depreciation                     (57,296)
                                                    ___________
         Total                                       $      543
                                                    ___________

  All property and equipment of the Company is collateral for the related party note payable to Joseph Associates of Greeley, Inc. [See Note 7].

  Depreciation expense for the years ended December 31, 1995 and 1994 amounted to $1,461 and $1,476, respectively.

NOTE 3 - LINE OF CREDIT

  During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 1995 the Company had total borrowings of $223,300 against the line of credit, which is currently bearing interest at 9.75%, maturing in November of 1996 and is colateralized by a first lien on the Company's Colorado oil and gas properties.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

  The following is a summary of notes payable as of December 31 to related parties:

                                                            1995
                                                        ____________
    Note payable to related corporation, currently
     in default, interest accruing at 19% per annum
     through December, 1991, 10% thereafter, secured
     by substantially all the Company's assets,
     including interests in oil and gas wells
     [See Note 7].                                        $5,791,000
                                                         ____________

                                   UNIOIL

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

  The following is a summary of notes payable as of December 31 to unrelated parties:

                                                                1995
                                                             __________
    Note payable to a bank, due in November, 1996,
     currently accruing interest to the bank at 7.25%
     per annum, collateralized by a CD in the amount
     of $350,000 held in the name of JAGI Capital
     Group, Inc., a related party, the personal guarantee
     of an officer, director and shareholder of the Company
     and by a second lien on all of the Company's Colorado
     oil and gas properties and a first lien on the Wyoming
     oil and gas properties.  Interest is also being paid to
     the JAGI Capital Group at 8.13%, the difference
     between 14% and the current yield on the CD's.           $350,000
                                                             __________
                                                              $350,000
                                                             __________

  Amortization expense for the deferred loan costs was $49,550 and $9,009 in 1995 and 1994, respectively.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes
  [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1995 and 1994, the total of all deferred tax assets was $5,991,002 and $5,279,124 and the total of the deferred tax liabilities was $1,356,299 and $1,391,283. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $4,634,703 and $3,887,841 as of December 31, 1995 and 1994, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1995, was $746,862.

                                    UNIOIL

                        NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The Company has available at December 31, 1995, unused tax operating loss carryforwards of approximately $15,800,000, which may be applied against future taxable income and expire in various years beginning in 1999 through 2010.

  The components of income tax expense from continuing operations for the years ended December 31, 1995 and 1994 consist of the following:

                                                  Year Ended December 31,
                                                  _________________________
                                                     1995        1994
                                                   __________  __________
  Current income tax expense:
   Federal                                          $     -       $    -
   State                                                  -            -
                                                   __________   __________
    Net current tax expense                               -            -
                                                   __________   __________
  Deferred tax expense (benefit) arising from:
   Excess of tax over financial accounting
     depreciation                                   $ (7,397)     $ (2,845)
   Excess of tax over financial accounting
     depletion                                       (27,587)      (43,457)
   Contribution carryover                               (188)          -
   Reserve for bad debts                             (80,259)          -
   Net operating loss carryforwards                 (631,711)      226,841
   Valuation allowance                               747,142      (180,539)
                                                   ___________    _________
    Net deferred tax expense                        $     -        $    -
                                                   ___________    _________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. There is no portion of current or deferred tax expense that is required to be allocated to the extraordinary item.

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                  Year Ended December 31,
                                                 _________________________
                                                     1995         1994
                                                  __________   __________
  Computed tax at the expected federal
    statutory rate                                    34.00%       34.00%
  Excess of tax over financial accounting
    depreciation                                       (.37)         .59
  Excess of tax over financial accounting
    depletion                                         (1.38)        8.99
  Contribution carryover                               (.01)           -
  Reserve for bad debt                                (4.01)           -
  State income taxes, net of federal income
    tax benefits                                       3.36         3.36
  Net operation loss carry forward                   (31.59)      (46.94)
                                                  ___________    _________
  Effective income tax rates                           0.00%        0.00%
                                                  ___________    _________

                                   UNIOIL

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1995 and 1994:

                                                   Year Ended December 31,
                                              _____________________________
                                                      1995       1994
                                                _____________   ___________
  Excess of tax over book accounting
  depreciation                                      (198,113)     (205,509)
  Excess of tax over book accounting depletion    (1,158,186)   (1,185,774)
  Contribution carryforward                              200            12
  Reserve for bad debt                                80,259             -
  NOL carryforwards                                5,910,543     5,279,112

  The deferred taxes are reflected in the consolidated balance sheet as follows:

                                                   Year Ended December 31,
                                              _____________________________
                                                      1995       1994
                                                _____________   ___________
  Short term asset (liability)                   $         -    $  (47,495)
  Long term asset (liability)                    $         -    $   47,495

NOTE 7 - RELATED PARTY TRANSACTIONS

  The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

  The Company serves as operator for various wells and, in that capacity, receives the sales proceeds from oil and gas purchasers, and pays the underlying production expenses on behalf of all well interest owners. The Company has also served as operator on occasional drilling projects wherein it advanced or collected monies for the drilling of wells. Pursuant to these receiving and paying activities, at any one time the Company may owe money to, or have receivables from, the various joint interest owners. In the past, joint interest owners have included partnerships and private companies that were affiliated by virtue of their common control through a former officer of the Company.

  An officer and director of the Company is affiliated with a law firm which provides legal representation, consultation and other services to the Company. During 1995, $12,500 in fees and $0 in out of pocket costs were incurred by the Company to this law firm. During 1994, $0 in fees and $332 in out of pocket costs were incurred by the Company to this law firm.

                                 UNIOIL

                     NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. Under the loan agreement, initial interest of $156,889 and an origination fee of $150,000 were paid to JA. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The loan bears interest at the greater of (1) 19% per annum or (2) 6% over the prime rate of 90-day commercial loans as published by Irving Trust Company of New York (subject to the maximum rate of interest allowed by law). The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In May, 1989, JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, since December 31, 1989, all monies received from oil and gas purchasers is deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. The same procedure is still in effect at December 31, 1995 except that the rights of JA have transferred from a former officer of the Company to interests held by certain current officers, directors and shareholders. Also, interest is being accrued by the Company at the rate(s) specified above through December, 1991 and at 10% per annum thereafter. Accrued interest payable on the loan amounts to $7,517,146 at December 31, 1995. Interest expense on the loan was $579,096 and $579,100 for each of the years ended December 31, 1995 and 1994. No Interest was paid to JA for the years ended December 31, 1995 and 1994. Interest continues to be accrued on the note, but note holders have indicated that they will not pursue collection of the note in the near future and may be willing to consider some restructuring of the debt in an attempt to improve the financial condition of the Company
  [See Note 8].

  During the periods from 1986 through 1989, JA paid certain expenses on behalf of the Company, and the Company paid certain expenses on behalf of JA. These expenditures have been recorded by the Company in a non-interest bearing, related-party, account payable account, except for a few payments which were treated as a reduction of accrued interest. The account payable to JA amounted to $156,266 at December 31, 1995 and is included in other current liabilities. The amounts are non-interest bearing.

NOTE 8 - CONTINGENCIES AND LITIGATION

  SEC Complaint - On September 28, 1988, the United States Securities and Exchange Commission [SEC] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment which was denied with permission to renew the motion upon substantial compliance. Management believes that the judgment will ultimately be dismissed as they demonstrate their ability to file currently required SEC filings.

                                   UNIOIL

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES AND LITIGATION [Continued]

  Partnership Interest - At December 31, 1985, the Company had recorded receivables from joint interest owners in the amount of $2,454,800 (representing costs to develop certain wells), net of a collectibility reserve of $500,000. During 1986, the bankruptcy court ruled the joint interest ownership of these certain wells (36) belonged solely to the Company, rather than to various limited partnerships and private companies as had been contended in litigation. Subsequent to the court's decision, the $2,454,800 in development costs were reclassified from receivables to the full cost pool. The limited partnerships filed an appeal with regard to the bankruptcy court decision giving ownership of certain well interests to the Company. The US Tenth Circuit Court of Appeals ruled that the partnership's appeal was defective as to all but one partnership. The Court remanded to the Bankruptcy Court for further proceedings with respect to this one partnership. No further appeal was taken by any of the parties from the Tenth Circuit decision. In November, 1992 a settlement agreement was reached and executed by the parties and filed with the U.S. Bankruptcy Court and District Court. Consequently, the wells continue to be included in the investment in oil and gas properties. Class Action Lawsuit - During 1984, the Company was a named defendant in four separate class action lawsuits which were consolidated into one case and subsequently certified as class actions. The suits also named the
  Company's former directors and other parties.   The complaints allege the
  Company disseminated inaccurate information regarding its business operations and that management's forecast of increased earnings and other matters was prepared in a reckless manner. The actions allege these matters were intended to inflate the price of the Company's stock. Due to failure to abide by a May 15, 1985 settlement, the court awarded a default judgment in the amount of $2,400,000. Current management has been negotiating with the judgment holder and reached an understanding wherein the Company issued 225,416 shares of common stock during 1990, representing a total ownership of 21/2% of the Company, after issue, and also agreed to give the plaintiffs a 5% after-payout working interest in the next 5 wells drilled. Subsequently, disputes between management and plaintiffs' counsel over calculation of the number of shares and handling of various litigation costs, resulted in further negotiations which eventually culminated in a final settlement. As part of that settlement, the Company paid an additional $5,000 cash, issued an additional 100,000 shares of common stock in 1991 for legal fees of $40,971 to the attorney representing plaintiffs and issued an additional 300,000 shares of common stock in 1993 which were distributed among the class of plaintiffs. The original $2,400,000 judgment amount was not recorded on the Company's books but $13,194 had been recorded in 1989 as a preliminary renegotiated judgment amount, based on 263,878 estimated shares of common stock being issued at $.05 per share. The 225,416 shares issued during December, 1990 were recorded at the same $13,194 which represents approximately $.06 per share. The additional 300,000 shares issued during March of 1993 were recorded at par value (an adjustment to the original number of shares issued) and bring the effective price per share to approximately $.025.

                                       UNIOIL

                            NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES AND LITIGATION [Continued]

  Joint Interest Owners - During 1990 a judgment was entered against the Company, Joseph Associates and a former officer of the Company by the United States District Court for the Central District of California in the amount of $897,406. This judgment encompassed compensatory damages as well as punitive damages, legal costs and interest. Management attempted to have this judgment set aside because it was entered in a different jurisdiction by default without any notice being given to current officers or directors. The court ruled in December, 1991 to remove punitive damages of $200,000 but let stand the remainder of the judgment of $697,406. At December 31, 1993, the judgment has been recorded in the following accounts on the balance sheet $250,000 note payable, $350,657 judgment payable and $96,749 interest payable. During November, 1994, the judgment with its related accrued interest of $206,717 was settled for $170,000 [See Note 10].

  Stock Cancellation - In June of 1988 the Company was named the defendant in a suit filed by a shareholder that alleged the Company had wrongfully canceled 25,000 shares of the shareholder's stock. The case was tried before a jury which rendered a verdict in 1989 that the Company pay the shareholder damages of $93,756. The verdict was upheld on appeal. During November 1994 the Company settled with the shareholder for $67,500
  [See Note 10].

NOTE 9 - GOING CONCERN

  The Company has incurred significant losses during the past several years, has current liabilities in excess of current assets of $14,045,871 at December 31, 1995, and has a net stockholders' deficit of $10,136,443 at December 31, 1995. These items raise substantial doubt about the ability of the Company to continue as a going concern.

  Management's plans in regards to these matters are as follows:

     Management is currently negotiating the possible conversion of all or part of $5,791,000 of notes payable and related accrued interest of approximately $7,517,146 to stockholders equity in exchange for the issuance of common stock.

     Management has been making plans for and hopes to attract new venture capital through outside investors and/or a supplemental stock offering, to start an oil and gas drilling program in the near future.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to obtain additional financing, establish profitable operations or realize its plans.

                                      UNIOIL

                           NOTES TO FINANCIAL STATEMENTS

NOTE 10 - EXTRAORDINARY INCOME

  During November, 1994, the Company negotiated the settlement of a $697,406 judgment related to a note payable in the amount of $250,000 and the related accrued interest of $206,717, for cash of $170,000 and recognized extraordinary income of $734,123 [See Note 8].

  A judgment of $93,756 related to a stock cancellation dispute was settled during November, 1994 for a cash payment of $67,500 resulting in extraordinary income of $26,256 [See Note 8].

  The Company was also successful in negotiating the settlement of certain past due production tax payables to the state of Wyoming in the amount of $476,378. A cash payment of $50,000 was paid during November, 1994, and extraordinary income of $426,378 was recorded by the Company.

                                    UNIOIL

                          SUPPLEMENTAL INFORMATION

                                 [Unaudited]


OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas Reserves - Users of this information should be aware that the process of estimating oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions; consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decisions required, and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosure.

Proved reserves are estimated quantities of natural gas, crude oil and condensate, and natural gas liquids which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The following tables set forth the Company's net reserves and the changes in the net proved reserves, all of which are located within the United States, as estimated by management and independent petroleum engineers, Resource Services International, Inc. The Company does not have proved reserves applicable to long-term supply agreements with foreign governments.

                                  UNIOIL

                        SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

                     Changes in Net Proved Reserves


                                         1995          1994
                                  _______________ ________________
                                     Oil    Gas     Oil      Gas
                                   (MBBLS) (MMCF)  (MBBLS)  (MMCF)
                                   _______ ______ ________ _______
Estimated quantity at beginning
  of period                         2,227  28,542   2,195   28,459
Revisions of previous estimates         6     (40)     54      138
Discoveries and extensions              -       -       -        -
Purchase of reserves in place           -       -       -        -
Production                            (16)    (36)    (22)     (55)
Sale/disposal of reserves in place      -       -       -        -
                                   _______ _______ _______ _______


Estimated quantity at end of
  period                             2,217  28,466   2,227   28,542
                                   _______ _______  _______ _______


Proved developed reserves:
  Beginning of period                  211   1,338     180    1,255
  End of period                         90     483     211    1,338
                                    _______ _______  _______ _______


Company's proportional interest
  in reserves of investees accounted
  for by the equity method - end
  of year                                -       -       -        -
                                    _______ ________  ______ _______

                                   UNIOIL

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

           Costs Incurred in Oil and Gas Property Acquisition,
                 Exploration and Development Activities


                                                     December 31,
                                               _____________________
                                                   1995      1994
                                                _________  ________
                                            [In Thousands of Dollars]
Acquisition of properties:
  Undevelopment leases                          $    46    $     -
  Proved producing leases                            12          -
Exploration costs                                     -          -
Development costs                                     -         10
                                                ________   ________
Total Additions to Oil and Gas
  Properties                                    $    58    $    10
                                                ________   ________
Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs                             $     -    $     -
                                                ________   ________

     Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the
  period: [In thousands of dollars]
  Proved properties                              $ 9,152    $ 9,138
  Unproved properties                                294        248
                                                 ________   ________
  Total Capitalized Costs                          9,446      9,386
Less accumulated depreciation and
  depletion                                       (5,587)    (5,488)
                                                 ________   ________
  Net Capitalized Costs                          $ 3,859    $ 3,898
                                                 ________    ________
Company's share of equity method
  investees' net capitalized costs               $     -    $     -
                                                 ________   ________

                                 UNIOIL

                       SUPPLEMENTAL INFORMATION

                               [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Results of Operations for Producing Activities

                                                        December 31,
                                                   ____________________
                                                      1995      1994
                                                    ________  ________
                                                  [In Thousands of Dollars]

Oil and gas sales                                   $   311   $   405
Production costs                                       (203)     (192)
Exploration costs                                         -         -
Depreciation and depletion                              (99)     (138)
                                                    ________  ________
Income (loss) from operations                             9        75
Income tax benefit (expense)                             (3)      (26)
                                                     ________  ________
  Results of Operations from Producing
    Activities [Excluding Corporate Overhead
    and Interest Costs]                                   6        49
                                                     ________  ________
Company's share of equity method investees'
  results of operations for producing activities          -         -
                                                     ________  ________

      Standard Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves

The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69, and utilizes reserve and production data estimated by management and independent petroleum engineers. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

The future cash flows are based on sales, prices, costs, and statutory income tax rates in existence at the dates of the projections. Material revisions to reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred are expected to vary significantly from those used. Management does not rely upon the information that follows in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves, and different price and cost assumptions than those reflected herein.

                                   UNIOIL

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

                 OIL AND GAS PRODUCING ACTIVITIES [Continued]

            Standard Measure of Discounted Future Net Cash Flows
                   Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:
                                                          December 31,
                                                    _____________________
                                                        1995      1994
                                                     _________  ________
                                                  [In Thousands of Dollars]

Future reserves                                       $84,564   $85,446
Future production and development
  costs                                               (58,604)  (58,895)
Future income tax expenses                             (8,762)   (8,781)
                                                      ________  ________

Future net cash flows                                  17,198    17,770
Discount to present value at 10 percent               (11,132)  (10,737)
                                                      ________  ________

Standardized measure of discounted
  future net cash flows                               $ 6,066   $ 7,033
                                                       ________  ________

Company's share of equity method
  investees' standardized measure of
  discounted future net cash flows                    $     -   $     -
                                                       ________  ________

                                UNIOIL

                       SUPPLEMENTAL INFORMATION

                              [Unaudited]

              OIL AND GAS PRODUCING ACTIVITIES [Continued]

          Standard Measure of Discounted Future Net Cash Flows
                 Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:

                                                       December 31,
                                                  _____________________
                                                      1995      1994
                                                   _________  ________
                                                [In Thousands of Dollars]

Balance at beginning of period                       $ 7,033   $ 6,294
Sales of oil and gas net of production
  costs                                                 (108)     (213)
Revisions to reserves proved in prior
  years:
  Changes in prices and costs                         (8,501)      968
  Changes in quantity estimates and
    timing of production                               7,661       304
Additions to proved reserves:
  Acquisition of reserves in place                         -         -
  Current year discoveries, extensions
    and improved recoveries                                -         -
  Estimated future development and
    production costs related to current
    year acquisitions, discoveries,
    extensions and improved recoveries                     -         -
  Net change in income taxes                             (19)     (320)
  Sales of reserves in place                               -         -
  Accretion of discount                                    -         -
  Other - change in ten percent
    discount                                               -         -
                                                    ________  ________
Balance at End of Period                             $ 6,066   $ 7,033
                                                    ________  ________