Form 10QSB
period 1996-03-31
UNIOIL CORP
filed 1996-09-05
CIK 352710

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period of ____________ to ____________

     Commission file number 0-10089

                           UNIOIL
   (Exact name of registrant as specified in its charter)

                 Nevada                           93-0782780
(State or other jurisdiction	     (I.R.S. Employer identification number)
 of incorporation or organization)

     3817 Carson Avenue, P.O. Box 310
              Evans, Colorado                 80620.
(Address of principal executive offices)    (Zip Code)

Registrant's phone number, including area code (970) 330-6300

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for a shorter period that the registrant was required to file such reports),
Yes  X  No ___

      and (2) has been subject to such filing requirements for the past
90 days.
Yes  X  No ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                             Outstanding at March 31, 1996
(Common stock, $.01 par value)                      9,441,657

                            UNIOIL

                            INDEX

					               	            	Page No.
Part I  Financial Information

        Condensed balance sheets-      				          1
          March 31, 1996 and December 31, 1995

        Condensed statements of operations-	                      2
          three months ended March 31, 1996 and 1995
        Condensed statements of cash flows-	                      3
          three months ended March 31, 1996 and 1995

        Notes to condensed financial statements                       4

        Management's Discussion and Analysis of Financial Condition   5
          and Results of Operations


Part II Other Information

        Item 1  Legal Proceedings                                     6

        Item 2  Changes in Securities                                 7

        Item 3  Defaults upon Senior Securities                       7

        Item 4  Submission of Matters to a Vote of                    7
                Security Holders

        Item 5  Other Information                                     7

        Item 6  Exhibits and Reports on Form 8-K                      7

		PART I - FINANCIAL INFORMATION

                           UNIOIL

                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                           ASSETS
                		                       March 31,     December 31,
	                       		                1996             1995
					                (Unaudited)           *

Current Assets
   Cash                                       $   57,546       $   61,636
   Joint Interest and Trade Acct. Rec.            74,968           90,387
   Prepaid Expenses                                1,982            4,627
   Deferred Loan Costs, net                       49,550           49,550

          Total current assets                   184,046          206,200

Property and Equipment                            57,839           57,838
   Less accumulated depreciation                  57,539           57,295

                                                     300              543

Investment in Oil and Gas Properties           9,445,940        9,445,940
   Less accumulated depletion, depreciation    5,608,431        5,586,702
      and amortization
                                               3,837,509        3,859,238

Deferred Tax Assets                                   -0-              -0-

Other Assets                                       2,152            2,152

          Total Assets                      $  4,024,007     $  4,068,133

                         LIABILITIES
Current Liabilites
   Accounts Payable & Taxes Payable          $   152,427      $   166,864
   Accrued Interest                            7,661,920        7,517,146
   Other Current Liabilities                     156,266          156,266
   Note Payable                                6,400,976        6,364,300
   Deferred Tax Liabilities                           -0-              -0-

          Total Current Liabilites            14,371,589       14,204,576

Stockholders' Deficit
   Common Stock                                   94,417           94,417
   Capital in Excess of Par                    4,062,520        4,062,520
   Retained Earnings (Deficit)               (14,504,519)     (14,293,379)

          Total Stockholders' Deficit        (10,347,582)     (10,136,442)

Total Liabilities and Stockholders' Deficit $  4,024,007     $  4,068,134

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                               	  Three months ended
			                             March 31,       March 31,
					            	    1996            1995
Revenue
   Oil & Gas Sales                         	$67,884	     $84,454
   Interest Income                             	    426              515
   Income from serving as operator           	  6,977           13,203
   Miscellaneous Income (Expense)                   158           (1,662)

          Total Revenue                     	 75,445           96,511

Costs & Expenses
   Production Costs and Related Taxes            53,388           54,256
   General and Administrative Expenses           51,124           95,899
   Depletion, Depreciation & Amortization        21,972           18,320
   Interest Expense                             160,102          159,619

          Total Costs & Expenses                286,586          328,094

Loss before income taxes                       (211,141)        (231,583)

Income Taxes                                      ---              ---

Net Loss                                      $(211,141)       $(231,583)


Net Loss per share                               $ (.02)           $ (.02)


The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                    Three months ended
                           	      	        March 31,     March 31,
                                	                   1996          1995
Cash Flows From (To) Operating Activities
   Net Loss                         	        $(211,140)    $(231,583)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, Depletion & Amortization            21,972        18,320
   Changes in Assets and Liabilities
          Joint Interest & Trade Receivables         15,419        18,644
          Other Assets                                2,645         3,213
          Accounts Payable and Taxes Payable        (14,436)        7,539
          Accrued Interest Payable                  144,774       144,774
                                                    170,374       192,490

          Net Cash Provided (Used) by Operation s   (40,766)      (39,093)

Cash Flows From (To) Investing Activities
   Disposition of Property & Equipment                 ---          ----
   Acquisition of Oil & Gas Properties                 ---           (100)
   Deferred Loan Costs                                 ---        (35,000)

     Net Cash Provided (Used) by Investing Activities  ---        (35,100)

Cash Flows From (To) Financing Activities
   Proceeds from Notes Payable                       36,676        79,827

   Net Cash Used by Financing Activities             36,676        79,827

Net Increase (Decrease) in Cash                      (4,090)        5,634

Cash at Beginning of Period                          61,636        72,628

Cash at End of Period                               $57,546       $78,262


Supplemental Schedule of Noncash Investing and Financing
Activities:

     None

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting soley of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operation and cash flows for the interim periods.

The results of operations for the three month period ending March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INCOME TAXES

No provision for income taxes has been recorded due to net operating losses. The Company has net operating loss carryforwards of approximately
$15,800,000 which may be applied against future taxable income expiring in various years beginning in 1999 through 2010.

NOTE 3; RELATED PARTY TRANSACTIONS

During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning Company has been in default with respect to payments due on this loan. In 1989 JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, all monies received from oil and gas purchasers were then deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. During 1990 the rights of Joseph Associates, Inc. were acquired by Joseph Associates of Greeley, Inc. and the same procedure is still in effect during 1996. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

At March 31, 1996, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $7,661,920.00.

During the three months ending March 31, 1996, interest in the amount of $144,774.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

On September 28, 1988, the United States Securities and Exchange Commission filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regard to the "Soberz" pill. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment which was not granted. Management believes that the judgment will ultimately be dismissed as they demonstrate their ability to file currently required SEC filing (see Legal Proceedings No. 1).

                           UNIOIL

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

           The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

LIQUIDITY and CAPITAL RESOURCES

           At March 31, 1996, the issuer was insolvent, in that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

          However, during 1993, JAGI commenced a foreclosure action against the assets of the Company in Laramie County, Wyoming. This action was commenced by JAGI in part to demonstrate its willingness and ability to foreclose upon all the issuer's assets and thereby extinguish the claims of other creditors, as a means of inducing such creditors settle their claims on a reasonable basis or have them extinguished. As of February 10, 1995, this action was dismissed and JAGI has taken no further action to foreclose on its Mortgage or to assert any rights under that Mortgage other than the rights to take the direct payment of the Company's oil and gas proceeds. As a result of this action and the fact that the Company was able to obtain a line of credit with which to make cash offers in settlement of its remaining judgment liabilities, during 1994 the Company was able to reach settlements with all judgment creditors. Refer to December 31, 1994 Form 10-KSB for details.

           There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 13 million dollars. Management of the Company and JAGI are attempting to work out some restructuring of this debt; however, at March 31, 1996 and as of the date hereof, the debt has not been restructured and remains on the books. The other secured debt is a $350,000 line of credit from a local bank and a $350,000 loan. As of March 31, 1996 the Company had used $609,976.00 against the loan and line of credit and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. Management intends to use the remaining balance to recommence drilling activity and reworking existing wells.


RESULTS OF OPERATIONS

           Due to its bankruptcy and adverse financial condition the issuer has not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the issuer have been limited to continued operation of wells previously drilled on properties already acquired. The issuer continues to incur net losses due primarily to interest expenses, except for the year 1994 when the gain from settlements of judgment liabilities was recognized as an extraordinary item, and resulted in net income. Management anticipates production can be increased if sufficient capital can be generated to re-work producing wells.

                 PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

           The issuer had been involved in numerous legal proceedings.
Those legal proceedings have been resolved by the registrant. The following discussion outlines the current status, to the best knowledge of present management.

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

           In October,1990, after filing the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (which report included financial and other information covering the intervening period since reports had last been filed), the issuer made a motion to have the injunction against itself set aside. By order dated January 8, 1991 the U.S. District Court of the District of Columbia denied the issuer's motion without prejudice "pending demonstration of Unioil's ability and willingness to comply with filing requirements in the future over a reasonable period of time." The issuer intends to renew its motion to set aside the judgment sometime in the future after it has complied with the filing requirements over a reasonable period of time. Current management believes that such motion will be granted at that time.

           The legal proceedings regarding the "Soberz" pill were filed against the issuer and its former President by the SEC in response to certain meetings held with stockbrokers and others to promote such pill, two press releases which made certain claims regarding the pill, and a statement concerning the pill which was included in the issuer's Annual Report on Form 10-K for the year ended December 31, 1985, which was filed on or about August 6, 1986. In addition to making the claims about such pill which resulted in the SEC action, the statement in the Form 10-K report indicated that the issuer agreed to acquire Guardian Laboratories, Inc., the company which supposedly had rights to the pill in the form of a patent pending. The statement further indicated that the issuer agreed to issue 500,000 shares of its stock in consideration thereof. Successor management of the issuer has determined from the transfer records that such stock was in fact issued, but can find no evidence that the issuer ever received anything in consideration of such issuance. The Board of Directors has therefore decided to treat such stock as cancellable for lack of consideration and has placed stop transfer orders with the transfer agent to prevent any attempted transfer of such stock. The issuer also notified the recipient of the action taken and instructed him to return the certificate for cancellation. The issuer received a response which disputed the issuer's position, but no further action has been taken by either party in regard to the matter.

Item 2.        Changes in Securities

           No changes in securities occurred in the first quarter of 1996 covered by this report.

Item 3.        Defaults upon Senior Securities

           All of the issuer's liabilities are classified as current because they mature currently or are already past due. The issuer is in default with respect to its principal outstanding liability. This liability is the secured indebtedness to Joseph Associates of Greeley, Inc. This item, including accrued interest, comprise approximately 95% of the issuer's total liabilities. In its present financial condition, the issuer is not able to pay off this liability or even pay interest which accrues thereon. Management is therefore attempting to negotiate some restructuring of the secured indebtedness as a means of curing such default. There is no assurance management will be able to do this.

Item  4.         Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter of 1996 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.  None

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the first quarter of the year 1996.

                         SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     June 27, 1996         /s/ Charles E. Ayers
     ____________________  	__________________________________________
                               Charles   E.   Ayers,   Jr., Chairman,
    	                          Chief Executive Officer and Director



Date     June 26, 1996         /s/ Fred C. Jones
     ____________________   	_________________________________________
                              	Fred C. Jones
                               Vice President, Secretary and Director