Form 10QSB
period 1996-06-30
UNIOIL CORP
filed 1996-09-05
CIK 352710

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period of ____________ to ____________

     Commission file number 0-10089

                           UNIOIL
   (Exact name of registrant as specified in its charter)

           Nevada                                93-0782780
(State or other jurisdiction	    (I.R.S. Employer identification number)
 of incorporation or organization)

     3817 Carson Avenue, P.O. Box 310
           Evans, Colorado.                         80620.
(Address of principal executive offices)	       (Zip Code)

Registrant's phone number, including area code    (970) 330-6300

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

         Class                              Outstanding at June 30, 1996
(Common stock, $.01 par value)                       9,441,657

                                  UNIOIL

                                  INDEX


							                 	      Page No.
Part I   Financial Information

         Condensed balance sheets-   				          1
           June 30, 1996 and December 31, 1995

         Condensed statements of operations-                          2
           six months ended June 30, 1996 and 1995

         Condensed statements of cash flows-                          3
           six months ended June 30, 1996 and 1995
         Notes to condensed financial statements                      4

         Management's Discussion and Analysis of Financial Condition  5
           and Results of Operations


Part II  Other Information

         Item 1  Legal Proceedings                                    6

         Item 2  Changes in Securities                                7

         Item 3  Defaults upon Senior Securities                      7

         Item 4  Submission of Matters to a Vote of                   7
              Security Holders

         Item 5  Other Information                                    7

         Item 6  Exhibits and Reports on Form 8-K                     7

                      PART I - FINANCIAL INFORMATION

                                  UNIOIL

                           CONDENSED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                	              June 30,    December 31,
                                    	            1996            1995
					                  (Unaudited)        *

Current Assets
 Cash                                            $   30,350   $   61,636
 Joint Interest and Trade Acct. Rec.                 82,546       90,387
 Prepaid Expenses                                     1,100        4,627
 Deferred Loan Costs, net                            49,550       49,550

        Total current assets                        163,546      206,200

Property and Equipment                               57,840       57,838
 Less accumulated depreciation                       57,722       57,295

                                                        118          543

Investment in Oil and Gas Properties              9,445,940    9,445,940
 Less accumulated depletion, depreciation         5,630,711    5,586,702
    and amortization
                                                  3,815,229    3,859,238
Deferred Tax Assets                                      -0-          -0-

Other Assets                                          2,152        2,152

   Total Assets                                 $ 3,981,045  $ 4,068,133

                                 LIABILITIES
Current Liabilites
 Accounts Payable & Taxes Payable                $  136,961   $  166,864
 Accrued Interest                                 7,806,694    7,517,146
 Other Current Liabilities                          156,266      156,266
 Note Payable                                     6,417,251    6,364,300
 Deferred Tax Liabilities                                -0-          -0-

    Total Current Liabilites                     14,517,172   14,204,576

Stockholders' Deficit
 Common Stock                                        94,417       94,417
 Capital in Excess of Par                         4,062,520    4,062,520
 Retained Earnings (Deficit)                    (14,693,064) (14,293,379)

    Total Stockholders' Deficit                 (10,536,127) (10,136,442)

    Total Liabilities and Stockholders' Deficit  $3,981,045   $4,068,134

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                                    UNIOIL

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


				              Six months ended    Three months ended
                                           June 30               June 30     .
                                         1996      1995        1996      1995
Revenue
 Oil & Gas Sales                       $146,338  $172,029    $78,454   $87,575
 Interest Income                            676       931        250       415
 Income from serving as operator         15,295    26,986      8,318    13,783
 Miscellaneous Income                     3,009    (1,431)     2,849       231

      Total Revenue                     165,318   198,515     89,871   102,004

Costs & Expenses
 Production Costs and Related Taxes      96,080    99,410     42,692    45,154
 General and Administrative Expenses     98,738   172,263     47,614    76,364
 Depletion, Depreciation & Amortization  44,434    24,251     22,462     5,931
 Interest Expense                       325,749   317,719    165,647   158,100

      Total Costs & Expenses            565,001    613,643   278,415   285,549

Loss before income taxes               (399,683)  (415,128) (188,544) (183,545)

Income Taxes                              ---        ---      ---       ---

Net Loss                              $(399,683) $(415,128)$(188,544)$(183,545)

Net Loss per share                    $ (.04)    $ (.04)   $ (.02)   $ (.02)


The accompanying notes are an integral part of these condensed financial statements.

                                  UNIOIL

                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Six months ended
                                                   June 30,       June 30,
                                                       1996           1995
Cash Flows From (To) Operating Activities
 Net Loss                                       $  (399,683)   $ (415,128)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation, Depletion & Amortization              44,434        24,251
 Changes in Assets and Liabilities
     Joint Interest & Trade Receivables               7,841         8,393
     Other Assets                                     3,527         4,282
     Accounts Payable and Taxes Payable             (29,903)      (45,680)
     Accrued Interest Payable                       289,548       289,548
                                                    315,447       280,794

     Net Cash Provided (Used) by Operations         (84,236)     (134,334)

Cash Flows From (To) Investing Activities
 Disposition of Property & Equipment                  ----           (102)
 Acquisition of Oil & Gas Properties                  ----          ----
 Deferred Loan Costs                                  ----          ----

    Net Cash Provided (Used) by Investing Activities  ----           (102)

Cash Flows From (To) Financing Activities
 Proceeds from Notes Payable                         52,951           ---.
 Net Cash Used by Financing Activities               52,951       102,809

Net Increase (Decrease) in Cash                     (31,285)      (31,627)

Cash at Beginning of Period                          61,636        72,629

Cash at End of Period                            $   30,351    $   41,002


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

The results of operations for the six month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 1996, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $7,806,694.00.

During the six months ending June 30, 1996, interest in the amount of $289,548.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

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

LIQUIDITY and CAPITAL RESOURCES

           At June 30, 1996, the issuer was insolvent, in that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

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

           There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 13 million dollars. Management of the Company and JAGI are attempting to work out some restructuring of this debt; however, at June 30, 1996 and as of the date hereof, the debt has not been restructured and remains on the books. The other secured debt is a $350,000 line of credit from a local bank and a $350,000 loan. As of June 30, 1996 the Company had used $626,251.00 against the loan and line of credit and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. Management intends to use the remaining balance to recommence drilling activity and reworking existing wells.


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

Item 2.        Changes in Securities

           No changes in securities occurred in the second quarter of 1996 covered by this report.

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

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of 1996 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

           None

Item 6.        Exhibits and Reports on Form 8-K

           (a)  Exhibits.  None

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the second quarter of the year 1996.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    August 1, 1996             /s/ Charles E. Ayers
      ____________________       __________________________________________
				                              Charles   E.   Ayers,   Jr., Chairman,
                                  Chief Executive Officer and Director



Date    July 30, 1996              /s/ Fred C. Jones
       ____________________       __________________________________________
                                   Fred C. Jones
                                   Vice President, Secretary and Director