Form 10QSB
period 1996-09-30
UNIOIL CORP
filed 1996-11-14
CIK 352710

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                             OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period of ____________ to____________

     Commission file number 0-10089

                           UNIOIL
   (Exact name of registrant as specified in its charter)

        Nevada                                    93-0782780
(State or other jurisdiction       (I.R.S. Employer identification number)
of incorporation or organization)

     3817 Carson Avenue, P.O. Box 310
              Evans, Colorado.                            80620             .
(Address of principal executive offices)                (ZipCode)

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

         Class                          Outstanding at September 30, 1996
(Common stock, $.01 par value)                      9,441,657

                                  UNIOIL

                                  INDEX


                                                              Page No.
Part I    Financial Information

          Condensed balance sheets-                               1
            September 30, 1996 and December 31, 1995

          Condensed statements of operations-                     2
            nine months ended September 30, 1996 and 1995

          Condensed statements of cash flows-                     3
            nine months ended September 30, 1996 and 1995

          Notes to condensed financial statements                4-5

          Management's Discussion and Analysis of Financial      6-8
            Condition and Results of Operations



Part II   Other Information

          Item 1  Legal Proceedings                               9

          Item 2  Changes in Securities                           10

          Item 3  Defaults upon Senior Securities                 10

          Item 4  Submission of Matters to a Vote of              10
                  Security Holders

          Item 5  Other Information                               10

          Item 6  Exhibits and Reports on Form 8-K                10

               PART I - FINANCIAL INFORMATION
                           UNIOIL
                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                        ASSETS

                                       September 30,        December 31,
                                                1996                1995
                                       -------------        -------------
                                        (Unaudited)               *

Current Assets
  Cash                                  $   357,249         $     61,636
  Joint Interest and Trade Acct. Rec.        88,359               90,387
  Prepaid Expenses                            1,100                4,627
  Deferred Loan Costs, net                   49,550               49,550
                                        ------------         -------------
      Total current assets                  496,258              206,200

Property and Equipment                       61,200               57,838
  Less accumulated depreciation              57,836               57,295
                                        -------------        -------------
                                              3,364                  543

Investment in Oil and Gas Properties      9,446,260            9,445,940
   Less accumulated depletion,            5,663,526            5,586,702
     depreciation and amortization      -------------        -------------
                                          3,782,734            3,859,238

Deferred Tax Assets                              -0-                  -0-
Other Assets                                  2,152                2,152
                                        ------------         -------------
      Total Assets                       $4,284,507           $4,068,133
                                        ============         =============

                               LIABILITIES

Current Liabilites
   Accounts Payable & Taxes Payable    $    155,894        $    166,864
   Accrued Interest                       7,951,468           7,517,146
   Other Current Liabilities                156,266             156,266
   Note Payable                           6,417,251           6,364,300
   Deferred Tax Liabilities                      -0-                 -0-
                                       -------------       --------------
          Total Current Liabilites       14,680,879          14,204,576

Stockholders' Deficit
   Common Stock                              94,417              94,417
   Capital in Excess of Par               4,062,520           4,062,519
   Retained Earnings (Deficit)          (14,553,309)        (14,293,379)
                                        -------------       -------------
     Total Stockholders' Deficit        (10,396,372)        (10,136,443)
                                        -------------       -------------
     Total Liabilities and Stockholders'
       Deficit                           $4,284,507          $4,068,133
                                        =============       =============


* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.
                             -1-

                             UNIOIL
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Nine months ended       Three months ended
                                           September 30,           September 30,
                                        ------------------      ------------------
                                           1996     1995          1996       1995
Revenue
  Oil & Gas Sales                       $ 430,303 $ 253,891    $ 283,965  $  81,862
  Interest Income                           2,877    1,223         2,201        292
  Income from serving as operator          23,660   40,770         8,365     13,784
  Other Income-Settlements                177,858        0       177,858          0
  Miscellaneous Income                      3,764     (731)          755        700
                                         --------- ---------    ---------  ---------
          Total Revenue                   638,462   295,153      473,144     96,638

Costs & Expenses
  Production Costs and Related Taxes      186,025   160,685       89,945     61,275
  General and Administrative Expenses     143,460   229,992       44,722     57,729
  Depletion, Depreciation & Amortization   77,365    30,622       32,931      6,371
  Interest Expense                        491,541   478,577      165,792    160,858
                                         --------- ---------    ---------  ---------
         Total Costs & Expenses           898,391   899,876      333,390    286,233
                                         --------- ---------    ---------  ---------
Loss before income taxes                 (259,929) (604,723)     139,754   (189,595)

Income Taxes                                  ---       ---          ---        ---

Net Loss                                $(259,929) $(604,723)   $139,754  $(189,595)
                                        ========== ==========   ========= ===========
Net Loss per share                          $(.03)     $(.06)      $.015      $(.02)
                                        ========== ==========   ========= ===========

The accompanying notes are an integral part of these condensed financial statements.

                             UNIOIL
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                    Nine months ended
                                               September 30,   September 30,
                                                  1996             1995
                                               --------------  -------------
Cash Flows From (To) Operating Activities
 Net Loss                                     $   (259,929)   $  (604,723)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation, Depletion & Amortization             77,365         30,622
 Changes in Assets and Liabilities
        Joint Interest & Trade Receivables           2,028          4,905
        Other Assets                                 3,527        (27,221)
        Accounts Payable and Taxes Payable         (10,971)       (14,976)
        Accrued Interest Payable                   434,322        434,322
                                                -------------    -----------
                                                   506,271        427,652
                                                -------------    -----------
  Net Cash Provided (Used) by Operations           246,342       (177,071)

Cash Flows From (To) Investing Activities
 Disposition of Property & Equipment                (3,681)        (2,102)
 Disposition of Oil & Gas Properties                  ----           ----
                                                 -------------    ----------
  Net Cash Provided (Used) by Investing Activities  (3,681)        (2,102)

Cash Flows From (To) Financing Activities
 Proceeds from issuance of Capital Stock            52,951           ----
                                                 -------------    ----------
  Net Cash Used by Financing Activities             49,270        154,582

Net Increase (Decrease) in Cash                    295,612        (24,591)

Cash at Beginning of Period                         61,636         72,629
                                                 -------------    ----------
Cash at End of Period                           $  357,248      $  48,038
                                                 =============    ==========


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

The results of operations for the nine month period ending September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 1996, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $7,951,468.00.

During the nine months ending September 30, 1996, interest in the amount of $434,322.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

                             UNIOIL

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 4: CONTINGENCIES

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

LIQUIDITY and CAPITAL RESOURCES

     At September 30, 1996, the issuer was insolvent, in that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

     However, during 1993, JAGI commenced a foreclosure action against the assets of the Company in Laramie County, Wyoming. This action was commenced by JAGI in part to demonstrate its willingness and ability to foreclose upon all the issuer's assets and thereby extinguish the claims of other creditors, as a means of inducing such creditors to settle their claims on a reasonable basis or have them extinguished. As of February 10, 1995, this action was dismissed and JAGI has taken no further action to foreclose on its Mortgage or to assert any rights under that Mortgage other than the rights to take the direct payment of the Company's oil and gas proceeds. As a result of this action and the fact that the Company was able to obtain a line of credit with which to make cash offers in settlement of its remaining judgment liabilities, during 1994 the Company was able to reach settlements with all judgment creditors. Refer to December 31, 1994 Form 10-KSB for details.

     There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 13 million dollars. Management of the Company and JAGI are attempting to work out some restructuring of this debt; however, at September 30, 1996 and as of the date hereof, the debt has not been restructured and remains on the books. As of September 30, 1996, the other secured debt was a $350,000 line of credit from a local bank and a $350,000 loan of which the Company had used
$626,251 against the loan and line of credit and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. On October 7, 1996 the Company paid off $276,251 leaving a loan at the local bank of $350,000. Management does not intend to borrow additional money at this time. The following is an explanation as to how the Company obtained the funds to pay the bank.

    The Company operates two wells (South Prince #1 and #2) in Laramie
County, Wyoming (SWSW & NESW - Section 33-T16N-R64W) which holds the W1/2 of
Section 33. In March 1993, Union Pacific Resources Company ("UPRC"), who hold the E1/2 of Section 33, applied to the Wyoming Oil & Gas Conservation Commission requesting a permit to drill a horizontal well (640 acre spacing) in Section 33 at the NE1/4NE1/4. Subsequently the Company was notified and invited to participate in the drilling and completion of this horizontal well. The Company chose not to participate and therefore became a non-consenting partner subject to a 200% payout pursuant to Wyoming statute. UPRC and other working interest owners drilled and completed the horizontal well (known as the Leroy 41-33/1-H) in October 1993. Shortly thereafter the Company requested and began receiving monthly payout statements from UPRC. In time, management became concerned about some of the high lease operating expenses and at the same time pleased with the monthly oil production and monthly revenue. Because of this, management suspected 200% payout may have been reached and therefore hired The Rockport-Essex Company in December 1995 to perform an audit on this well in order to determine if all expenses were correct and if payout had possibly been reached which UPRC claimed it had not. Management's concern and reasoning for this was that upon reaching 200% payout the Company comes in with an interest in the well amounting to 43.345% working interest which results in a 33.004213% net revenue interest as well as a 0.239172% overriding royalty interest which is payable from the date of first production. During the audit many incorrect expense postings were discovered resulting in several adjustments to the payout status. In July 1996 the audit was completed and settlement with UPRC was completed in October 1996. The auditors found net adjustments totaling $160,075.35 in drilling, completion and operating costs which resulted in the 200% payout of the well to be reached in April 1995. The audit on the revenue side reflected an amount of $220,846.61 which the Company should have eventually received without audit adjustments. The overall effect of this audit as of July 1996 is that the Company received revenue for 1995 oil and gas production of $241,887.74.
The total audit fee to date is $64,030.14 which has been applied against the "95" revenue and shown as a net amount of $177,857.60 under Other

Income-Settlements. In July 1996 oil and gas revenue of $157,755.49 is included which is oil revenue of $150,491.58 and gas revenue of $7,263.91. By quarter this would be: First Quarter; Oil-$84,073.87 & Gas-$5,877.76. Second Quarter; Oil-$66,417.71 & Gas-$1,386.15. The gas revenue for the second quarter appears low due to the fact that gas sales are a month behind oil sales. Production Costs have increased by $18,721.27, which is the Company's share of lease operating expenses.

     In addition to the above the Company is entitled to charge UPRC 18% per annum on the unpaid balance for production after the 200% penalty was reached. This amount totaled $19,414.00 and was paid to the Company in October 1996.

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

Item 2.  Changes in Securities

     No changes in securities occurred in the third quarter of 1996 covered by this report.


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

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the third quarter of 1996 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.


Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the third quarter of the year 1996.

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  10/30/96                  /s/ Charles E. Ayers, Jr.
    -----------                 --------------------------------
                                Charles E. Ayers, Jr., Chairman,
                                Chief  Executive Officer and Director



Date  10/28/96                  /s/ Fred C. Jones
    -----------                 -----------------------------------
                                Fred C. Jones
                                Vice President, Secretary and Director