Form 10KSB
period 1996-12-31
UNIOIL CORP
filed 1997-04-14
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]  Annual  Report  Pursuant  to Section  13  or  15(d)  of  the
     Securities  Exchange Act of 1934 For the fiscal  year  ended
     December 31, 1996    Commission File No. 0-10089

[ ]  Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities  Exchange Act of 1934 For the  transition  period
     from           to           .

                             UNIOIL
         (Name of small business Issuer in its charter)

        Nevada                                        93-0782780
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                 Identification No.)

    3817 Carson Avenue, P.O. Box 310 Evans, Colorado  80620
            (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300

Securities  registered  pursuant to Section  12(b)  of  the  Act:
None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock $.01 Par Value)                   9,441,657
   Title of Class         Shares outstanding as of March 31, 1997

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

The Issuer's revenues for its most recent fiscal year: $ 873,868

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

      However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with PanEnergy Financial Services, Inc. ("PanEnergy") to provide financing for the drilling and completion costs of wells. Under this agreement, PanEnergy will provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. PanEnergy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells.

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

Item 2.  Properties

     (a) The Company's principal business offices are located at 3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620. The Company currently leases these offices on a year to year basis, with monthly payments of $1,000. The building contains about 6,300 square feet of improved space of which about 2,500 square feet is presently utilized by the Company for its offices. The Company's other property and equipment (other than oil and gas properties) is comprised principally of equipment used in the field in connection with oil and gas exploration and production activities.

Reserves and Other Information

      Information regarding oil and gas reserves and the  present
value   of  estimated  future  net  revenues  is  set  forth   as
supplemental information in the financial statements attached hereto.

      Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of January 1, 1997, are presented in summary form below:
                                    Crude Oil       Natural Gas

Proved Developed/Prod. Reserves       104,078           89,761
Proved Developed/Nonprod. Reserves     42,970          433,291
Proved Undeveloped Reserves         1,689,222       25,962,622
         Total Reserves             1,836,270       26,485,674


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

      Prices for crude oil, natural gas liquids, and natural gas effective in December, 1996 reflect the posted prices in the Rocky Mountain Region on December 31, 1996. Current average operating costs are used in estimating future costs required to operate the properties. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:
                                                      10% Disc.
                                       Future Net    Future net
                                        Revenue        Revenue
Proved Developed/Prod. Reserves       $ 1,724,143   $ 1,124,054
Proved Developed/Nonprod. Reserves      1,136,864       703,974
Proved Undeveloped Reserves            56,152,268    24,167,954
       Total Reserves                 $59,013,275   $25,995,982

Reserves Reported to Other Agencies

      The Issuer has filed its reserve report with the Department of Energy for their annual oil and gas survey and has not filed or reported reserve information to any other federal authority or agency since the beginning of the last fiscal year.

Drilling Activity

      The Company has not participated in any drilling activity since 1985. However, the Company has entered into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company.

Productive Wells and Acreage

      The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of January 1, 1997 are as follows:

Geographic Area       Productive Wells       Developed Acres
                      Gross         Net       Gross        Net
                    Oil   Gas   Oil  Gas    Oil   Gas   Oil  Gas
Colorado
Wyoming             42     0   31.0    0   1,680  0   1,210   0
                     6     0    3.0    0     240  0     121   0

     Wells that produce both oil and gas are treated as oil wells herein. Of the 42 gross wells in Colorado, 34 are producing oil and gas and eight are oil wells only.

Undeveloped Acreage

      At  December 31, 1996, the Company held interests in  8,870 gross (7,469.5 net) undeveloped acres in the United States, as summarized below:

     Geographic Area         Gross Acres         Net Acres

     Colorado                   8,030              6,786
     Wyoming                      840                683.5

      All the acreage shown is held by production from the Issuer's presently producing wells.

Production

      The following table sets forth, by geographic area, for the fiscal years 1996, 1995, and 1994: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in thousand cubic feet
(MCF), produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3 ) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels. MCF of gas is converted to barrels at the rate of 6 to 1.


                    1996          1995              1994
                 Oil   Gas    Oil      Gas     Oil       Gas
1) Net
Quanities
   Wyoming    10,162  1,713  6,991       0    9,789       0
   Colorado    8,325 44,003  9,358  35,527   12,133  55,071

2) Average
Sales Price:
   Wyoming    $20.27  $3.74 $15.05     $ 0   $11.97     $ 0
   Colorado   $20.28  $1.76 $16.73   $1.35   $14.81   $1.62

3) Average         1996            1995             1994
Lifting Cost:     Barrels         Barrels          Barrels
   Wyoming        $10.90           $12.49          $ 6.89
   Colorado       $22.94           $24.00          $16.35

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

     (c)  Description of Real Estate Operating Data.

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

     In October, 1990, after filing the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (which report included financial and other information covering the intervening period since reports had last been filed), the Issuer made a motion to have the injunction against itself set aside. By order dated January 8, 1991 the U.S. District Court of the District of Columbia denied the Issuer's motion without prejudice "pending demonstration of Unioil's ability and willingness to comply with filing requirements in the future over a reasonable period of time." The Issuer intends to renew its motion to set aside the judgment in the future after it has complied with the filing requirements over a reasonable period of time. Management believes that such motion will be granted at that time.

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

     (b)  Holders.

      The approximate number of record holders of the Issuers common stock as of March 6, 1997) is 2,112.

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

Item  6.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

      Liquidity and Capital Resources. At December 31, 1996, the Issuer was insolvent; liabilities greatly exceed assets, and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such financial condition, the Issuer cannot raise additional funds to meet such commitments. The Issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority over all other creditors of the Issuer, has been foregoing its right to foreclose upon all the Issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the Issuer's interest in oil and gas properties.

      The principal remaining indebtedness of the Company is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is now in excess of $13 million. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at December 31, 1996 and as of the date hereof, the debt has not been restructured and remains on the books. There is no assurance the Company will be able to work out an affordable restructuring of this debt. The Company was able to fund settlements of its judgment liabilities with a portion of the proceeds available to the Company from a $350,000 loan plus an additional $350,000 line of credit it obtained from a local bank in 1994. The Company used approximately $287,500 of these proceeds to make cash payments in settlement of outstanding judgment liabilities.

      Results of Operations. Due to its bankruptcy and adverse financial condition the Issuer had not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the Issuer have been limited to continued operation of wells previously drilled on properties already acquired. The Issuer has continued to incur net losses due primarily to interest expenses. After netting interest income and expense, which includes an annual accrual of $679,096 of interest expense on the secured debt owed to JAGI, the Company's net loss was $(435,302) in 1996 compared to $(910,935) in 1995.

      However, the Company's actual results from operations have improved significantly during the last fiscal year compared to the preceding fiscal year. The Company incurred an operating loss of $(5,350) in 1996, down from an operating loss of $(268,773) in 1995. This decrease resulted from an increase in total revenues to $653,878 in 1996, which almost doubled compared to total revenues of $364,788 generated in 1995. The increase is primarily the result of one well in which the Company had a working interest but did not participate in the development, and was subject to a 200% payout provision before becoming entitled to receive production payments with respect to its interest. During 1996 it was dicovered that 200% payout had been reached and that the Company had become entitled to significant revenues with respect to its working interest. With the Company having been able during 1996 to enter into two agreements providing for drilling activity to resume with respect to the Company's leasehold interests, management is hopeful the Company's results of operations will continue to improve in 1997; however, there is absolutely no assurance of this.

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

Item 9.  Directors and Executive Officers of the Issuer.

     (a)  Identification of Directors.

      The current directors of the Issuer, who will serve until the next annual meeting or until their successors are elected or appointed and qualified, are set forth in the following table:

                             Term Served       Positions
Name of Director        Age  As Director     With Company

Charles E. Ayers, Jr.   52   July, 1990      Chairman & CEO
Fred C. Jones           59   May, 1991       Vice President/
                                             Secretary & Director
Richard C. Zelnar       49   December, 1993  Director

     (b)  Identification of Executive Officers.

     In addition to the officers who are also directors, Jamie R.
Hood, age 34, was appointed to the office of Treasurer in January, 1995.

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

      Fred C. Jones is a graduate of Kemper College and has attended both the University of Washington and Western Kentucky University in courses related to business and management. Since joining the company in January, 1985, he has been Administrative Land Manager and since 1986, Operations Manager. Since the election of the company's new Board of Directors in July, 1990, he has been Vice President and Director of Operations and in May 1991, he was elected to serve as Secretary and on the Board of Directors. From 1979 to 1984 he was an independent landman and consultant for major and independent oil and gas, mining and geothermal companies. From 1964 to 1978 he served in management capacities for several wholesale, retail and marketing companies, including four years as President and General Manager. From 1959 to 1964 he was District Manager of Husky Oil Company for marketing and land management.

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

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1996, that was not filed with the Issuer.

Item 10.  Executive Compensation.

     (a)  Cash Compensation.

      The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered by Mr. Ayers firm during the fiscal years ended December 31, 1996, 1995 and 1994. (See "Certain Relationships and Related Transactions").

          Year                     Total Cash Compensation
          1996                            $ 10,000
          1995                            $ 12,500
          1994                            $    332

     Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 1996, 1995 and 1994. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Name of               Positions     Amount and Nature   Percent
Owner                   With         of Ownership        Owned
                       Company

Alvin Jarrett Estate  Stockholder    666,667 shares      7.0%
4704 Ocean Front
Virginia Beach, VA
23451

Charles E. Ayers, Jr.  Director    2,333,333 shares     24.7%
710 N. Hamilton St.  & Stockholder
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

Charles E. Ayers, Jr.  Common     2,333,333 shares       24.7%

Fred C. Jones          Common        -0- shares             0%

Richard C. Zelnar      Common        -0- shares             0%

Jamie R. Hood          Common        -0- shares             0%

All officers and                 2,333,333 shares        24.7%
directors as a group
(4 people)

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

     As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from Joseph Associates, Inc. The secured interest has been assigned to Joseph Associates of Greeley, Inc. These entities are affiliated with the Issuer through common controlling ownership. During 1996, $579,096 of interest was accrued on this debt, bringing the total accrued interest at December 31, 1996 to $8,096,242. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

      Also as previously mentioned, the Issuer was able to settle the remaining outstanding judgments against it during 1994 by obtaining $700,000 in loans and lines of credit, and using the cash available to it from such loans and lines of credit to make settlement offers that included substantial payments of cash, which the remaining judgment creditors accepted. The Issuer obtained a $350,000 loan by pledging its Colorado properties to secure such obligation. As part of that arrangement, JAGI agreed to subordinate its secured interest in such properties. In order to obtain the other $350,000 line of credit, the bank required $350,000 in Certificates of Deposit as collateral, as well as the personal guarantee of Charles E. Ayers, Jr. the current Chief Executive Officer and Chairman of the Board of Directors of the Issuer. These Certificates of Deposit funds were provided by an affiliate, JAGI Capital Group, Inc. (the "Capital Group"), an entity of which a member of management, Richard C. Zelnar, is an owner. As part of these transactions, the Capital Group entered into an agreement with the Company pursuant to which the Company paid $35,000 to the Capital Group at closing, and will pay interest in an amount equal to the difference between the yield on the Certificates of Deposit and an 11% rate of return the first year, and 14% the second year. Also, the Company agreed to give the Capital Group a one quarter of one percent overriding royalty interest in all wells it drills on undeveloped acreage, and increase the interest to one half of one percent if the loan is extended for a second year. In addition, the Company agreed to pledge its Wyoming properties to secure this obligation. In the event the Company defaulted under this agreement, the Capital Group had the right to receive the income from the Wyoming properties until the Certificates of Deposit are released by the bank. During 1996, the Capital Group was paid off.

      Mr. Ayers is a member of the law firm of Ayers & Stolte, P.C. which now acts as general counsel for the Issuer. Mr. Ayers' law firm has performed a variety of legal services on behalf of and with respect to the Issuer. This firm has also advanced substantial costs with respect to these legal matters and has billed the Issuer at its regular rates for such fees and costs. The Issuer paid this law firm legal fees during 1996 for such services in the amount of $10,000.

                            PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

      (a) The following documents are filed as part of this report:

      1. Financial Statements examined and reported upon by Pritchett, Siler & Hardy, Independent Certified Public Accountants, containing a Balance Sheet at December 31, 1996 and Statements of Operations, Shareholders' Equity (Deficit) and Cash flows for the two fiscal years ended December 31, 1996.

     2.  Financial Statement Schedules
                (See index to Financial Statements)

     3.  Exhibits.  None

      (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange   Act  of  1934,  the  Issuer  has  duly   caused   this
registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.






                         UNIOIL



Date:  April 10, 1997           /s/ Charles E. Ayers, Jr.
                                Charles E. Ayers, Jr., Chairman
                                (Chief Executive Officer)



Date:  April 8, 1997            /s/ Fred C. Jones
                                Fred C. Jones, Vice President/Secretary
                                (Chief Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:  April 10, 1997           /s/ Charles E. Ayers, Jr.
                                Charles E. Ayers, Jr., Director



Date:  April 8, 1997            /s/ Fred C. Jones
                                Fred C. Jones, Director

                             UNIOIL

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1996
































                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

                             UNIOIL




                            CONTENTS




                                                              PAGE

       _    Independent Auditors' Report                        1


       _    Balance Sheet, December 31, 1996                2 - 3


       _    Statements of Operations, for the years ended
              December 31, 1996 and 1995                        4


       _    Statement of Stockholders' Deficit, from
              December 31, 1993 through December 31,
              1996                                              5


       _    Statements of Cash Flows, for the years ended
              December 31, 1996 and 1995                    6 - 7


       _    Notes to Financial Statements                  8 - 14

       _    Supplemental Information - Unaudited          15 - 20

                    PRITCHETT, SILER & HARDY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS
                         430 EAST 400 SOUTH
                     SALT LAKE CITY, UTAH  84111



                  INDEPENDENT AUDITORS' REPORT


Board of Directors
UNIOIL
Evans, Colorado


We have audited the accompanying balance sheet of Unioil at December 31, 1996 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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




/s/PRITCHETT, SILER & HARDY, P.C.


March 12, 1997

                             UNIOIL

                          BALANCE SHEET

                             ASSETS
                                                    December 31,
                                                        1996
                                                   ____________
CURRENT ASSETS:

  Cash                                               $  118,886
  Joint interest and trade accounts receivable,
    net of allowance for doubtful accounts of
    $226,233 at 1996                                    124,480
  Deferred loan costs, net                                    -
  Other current assets                                    3,562
                                                   ____________
        Total Current Assets                            246,928

PROPERTY AND EQUIPMENT, net                               3,136

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion      3,730,253

OTHER ASSETS                                              2,152
                                                   ____________

TOTAL ASSETS                                         $3,982,469
                                                   ____________
















The accompanying notes are an integral part of this financial statement.

                             UNIOIL

                          BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    December 31,
                                                        1996
                                                    ____________
CURRENT LIABILITIES:
  Accounts payable                                   $  103,271
  Joint interest accounts payable                         5,317
  Line of credit                                        350,000
  Notes payable - related party                       5,791,000
  Interest payable - related parties                  8,096,242
  Other current liabilities                             197,412
                                                    ____________
        Total Current Liabilities                    14,543,242

CONTINGENCIES [See Notes 7 and 8]                             -
                                                    ____________
        Total Liabilities                            14,543,242
                                                    ____________

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    9,441,657 shares issued and
    outstanding at 1996                                  94,417
  Capital in excess of par value                      4,062,519
  Retained deficit                                 (14,717,709)
                                                    ____________
        Total Stockholders' Deficit                (10,560,773)
                                                    ____________
TOTAL LIABILITIES AND STOCK-
  HOLDERS' DEFICIT                                   $3,982,469
                                                    ____________


















The accompanying notes are an integral part of this financial statement.

                             UNIOIL

                    STATEMENTS OF OPERATIONS

                                          For The Years Ended
                                              December 31
                                       ________________________
                                            1996     1995
                                         ______________________
REVENUE:
 Oil and gas sales                         $621,174  $311,197
 Income from serving as operator             32,704    53,591
                                        ______________________
        Total Revenue                       653,878   364,788
                                        ______________________
EXPENSES:
 Production costs and related taxes         271,304   203,392
 General and administrative                 208,302   280,273
 Depreciation, depletion and amortization   179,622   149,896
                                        ______________________
        Total Expenses                      659,228   633,561
                                        ______________________
OPERATING (LOSS)                             (5,350) (268,773)
                                        ______________________
OTHER INCOME (EXPENSE):
  Interest income and other                 217,490     3,036
  Interest expense - related party         (579,096) (607,480)
  Interest expense - other                  (70,846)  (37,491)
  Gain on disposal of asset                   2,500         -
                                        ______________________
                                           (429,952) (641,935)
                                        ______________________
LOSS FROM OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEMS            (435,302) (910,708)

CURRENT TAX EXPENSE                               -         -

DEFERRED TAX EXPENSE                              -         -
                                        ______________________
LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY ITEMS:                     (435,302) (910,708)

EXTRAORDINARY ITEMS:
  Gain on discharge of debt obligations
    (No tax effect)                          10,972         -
                                        ______________________
NET INCOME (LOSS)                         $(424,330)$(910,708)
                                        ______________________
INCOME (LOSS) PER SHARE:
     Loss before extraordinary item       $    (.05)$    (.10)
     Extraordinary items                          -         -
                                        ______________________
     Net Income (Loss)                     $   (.00) $   (.10)
                                        ______________________


The accompanying notes are an integral part of these financial statements.

                            UNIOIL

               STATEMENT OF STOCKHOLDERS' DEFICIT

                 FROM DECEMBER 31, 1993 THROUGH

                        DECEMBER 31, 1996


                         Common Stock    Capital in
                    ___________________   Excess of  Retained
                        Shares   Amount   Par Value   Deficit      Total
                    _______________________________________________________
BALANCE, December 31,
 1993                9,441,657  94,417   4,062,519 (13,865,411)  (9,708,475)

Net income for the
 year ended
 December 31, 1994           -       -           -     482,740      482,740
                    _______________________________________________________
BALANCE, December 31,
 1994                9,441,657  94,417   4,062,519 (13,382,671)  (9,225,735)

Net loss for the
 year ended
 December 31, 1995           -       -           -    (910,708)    (910,708)
                    _______________________________________________________
BALANCE, December 31,
 1995                9,441,657  94,417   4,062,519 (14,293,379) (10,136,443)

Net loss for the
 year ended
 December 31, 1996           -       -           -    (424,330)    (424,330)
                    _______________________________________________________
BALANCE, December 31,
 1996                9,441,657 $94,417  $4,062,519$(14,717,709)$(10,560,773)
                    _______________________________________________________


























The accompanying notes are an integral part of these financial statements.

                             UNIOIL


                    STATEMENTS OF CASH FLOWS

                 Net Increase (Decrease) in Cash


                                             For The Years Ended
                                                  December 31
                                          ________________________
                                               1996         1995
                                          ___________   ___________
Cash Flows From Operating Activities:
  Net income (loss)                        $(424,330)    $ (910,708)
                                          ___________   ___________
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
    (Gain) loss on disposal of property            -              -
     Gain on discharge of debt                (2,500)             -
     Depreciation, depletion and
      amortization                            (6,908)       100,346
     Deferred loan costs amortization         49,550         49,550
     Bad debt expense                         11,408         14,067
     Changes in assets and liabilities:
      (Increase) decrease in joint interest
       and trade receivables                 (45,500)         6,546
      (Increase) decrease in other current
       assets                                  1,065            755
      Increase (decrease) in accounts
       payable                                (6,791)        (3,393)
      Increase (decrease) in joint interest
       accounts payable                       (8,994)       (12,910)
      Increase in interest payable           576,646        581,546
      Increase (decrease) in other current
       liabilities                             1,105         (6,129)
      Increase (decrease) in judgments
       payable                                     -              -
                                            __________  ____________
       Total Adjustments                     569,081        730,378
                                            __________  ____________
       Net Cash Provided(Used) by Operating
        Activities                           144,751       (180,330)
                                            __________  ____________
Cash Flows From Investing Activities:
  Purchase of property and equipment          (3,360)             -
  Disposition of property and equipment        7,675              -
  Proceeds from sale of property and
   equipment                                   2,500              -
  Additions to oil and gas full cost pool          -              -
  Dispositions of oil and gas property       128,985              -
                                            __________  ____________
       Net Cash Provided by Investing
        Activities                           135,800              -
                                            __________  ____________
Cash Flows From Financing Activities:
  Proceeds from line of credit               126,700        169,337
  Payments for notes payable                (350,000)             -
  Proceeds from notes payable                      -              -
                                            __________  ____________
       Net Cash Provided by Financing
         Activities                         (223,300)       169,337
                                            __________  ____________

                           [Continued]

                             UNIOIL


              STATEMENTS OF CASH FLOWS [Continued]

                 Net Increase (Decrease) in Cash


                                              For The Year Ended
                                                 December 31
                                          ________________________
                                               1996       1995
                                          ____________  __________
Net Increase (Decrease) in Cash                57,251    (10,993)

Cash at Beginning of Year                      61,635     72,628
                                          ____________  __________

Cash at End of Year                          $118,886    $61,635
                                          ____________  __________

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid during the period:
     Interest                                 $79,660    $61,494
                                          ____________  __________
     Income taxes                             $     -    $     -
                                          ____________  __________


Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Year Ended December 31, 1996:
  None

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

  The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes. Depletion, as a percentage of gross oil and gas revenues, was 20.82% and 31.78% for the years ended December 31, 1996 and 1995, respectively.

  Income (Loss) Per Share - The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

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

  Deferred Loan Costs - Expenses in the amount of $108,109 associated with obtaining a line of credit and a note payable were incurred during 1994. These costs were deferred and have now been fully amortized using the straight-line method over the life of the loans. [See Note 5]

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:
                                                     1996
                                                ___________
    Shop tools and equipment                        $21,112
    Furniture and fixtures                           23,244
    Transportation equipment                          4,003
    Leasehold improvements                            5,165
                                                ___________
                                                     53,524
    Less:  accumulated depreciation                 (50,388)
                                                ___________
         Total                                      $ 3,136
                                                ___________

  All  property  and equipment of the Company is  collateral  for
  the  related  party  note  payable  to  Joseph  Associates   of
  Greeley, Inc. [See Note 7].

  Depreciation expense for the years ended December 31, 1996 and 1995 amounted to $768 and $1,461, respectively.

NOTE 3 - LINE OF CREDIT

  During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 1996 the Company had total borrowings of $350,000 against the line of credit, which is currently bearing interest at 9.50%, maturing in November of 1997 and is colateralized by a first lien on the Company's Colorado oil and gas properties.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

  The  following is a summary of notes payable as of December  31 to related parties:

                                                    1996
                                               ____________
    Note payable to related corporation,
     currently in default, interest accruing
     at 19% per annum through December, 1991,
     10% thereafter, secured by substantially
     all the Company's assets, including
     interests in oil and gas wells
     [See Note 7].                               $5,791,000
                                               ____________

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

  During November 1996 the Company paid in full along with interest a note payable to a bank. The note payable amounted to $350,000 and was collateralized by a CD in the amount of $350,000 held in the name of JAGI Capital Group, Inc., a related party, the personal guarantee of an officer, director and shareholder of the Company and by a second lien on all of the Company's Colorado oil and gas properties and a first lien on the Wyoming oil and gas properties. Interest was also being paid to the JAGI Capital Group at 8.13%, the difference between 14% and the current yield on the CD's. The balance on the note for December 31, 1995 was $350,000.

  The Company deferred the expense of $108,109 in costs assiciated with the obtaining of this note payable and a related line of credit. Amortization expense for the deferred loan costs was $49,550 and $49,550 in 1996 and 1995, respectively.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31,
  1996 and 1995, the total of all deferred tax assets was $6,354,609 and $6,237,130 and the total of the deferred tax liabilities was $1,315,306 and $1,356,299. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $5,039,303 and $4,880,831 as of December 31, 1996 and 1995, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1996, was $158,472.

  The Company has available at December 31, 1996, unused tax operating loss carryforwards of approximately $16,100,000, which may be applied against future taxable income and expire in various years beginning in 1999 through 2010.

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The   components   of  income  tax  expense   from   continuing
  operations  for  the years ended December  31,  1996  and  1995 consist of the following:

                                          Year Ended December 31,
                                        _________________________
                                              1996       1995
                                          __________  __________
  Current income tax expense:
   Federal                                    $    -   $     -
   State                                           -         -
                                          __________  __________
    Net current tax expense                        -         -
                                          __________  __________

  Deferred tax expense (benefit) arising from:
   Excess of tax over financial accounting
     depreciation                             $  775   $(7,397)
   Excess of tax over financial accounting
     depletion                               (41,767)  (27,587)
   Contribution carryover                        (99)     (188)
   Reserve for bad debts                      (4,296)  (80,259)
   Net operating loss carryforwards         (113,084) (631,711)
   Valuation allowance                       158,471   747,142
                                           __________ __________
    Net deferred tax expense                  $    -   $     -
                                           __________ __________

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

  A   reconciliation  of  income  tax  expense  at  the   federal
  statutory   rate  to  income  tax  expense  at  the   Company's
  effective rate is as follows:

                                          Year Ended December 31,
                                         _________________________
                                               1996      1995
                                          __________   __________
  Computed tax at the expected federal
    statutory rate                             34.00%    34.00%
  Excess of tax over financial accounting
    depreciation                                1.30      (.37)
  Excess of tax over financial accounting
    depletion                                  (1.03)    (1.38)
  Contribution carryover                           -      (.01)
  Reserve for bad debt                             -     (4.01)
  Non deductible entertainment                  (.28)        -
  State income taxes, net of federal income
    tax benefits                                3.36      3.36
  Net operation loss carry forward            (37.35)   (31.59)
                                           __________  __________
  Effective income tax rates                    0.00%     0.00%
                                           __________  __________

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1996 and 1995:

                                     Year Ended December 31,
                                  _____________________________
                                         1996       1995
                                   _____________  ____________
  Excess of tax over book
   accounting depreciation           $(198,887)    $(198,113)
  Excess of tax over book
   accounting depletion             (1,116,419)   (1,158,186)
  Contribution carryforward                299           200
  Reserve for bad debt                  84,555        80,259
  Capital loss carryover               154,073       154,073
  NOL carryforwards                  6,023,627     5,910,543

  The deferred taxes are reflected in the consolidated balance sheet as follows:

                                     Year Ended December 31,
                                 _____________________________
                                        1996         1995
                                   ____________  ____________
  Short term asset (liability)        $      -     $      -
  Long term asset (liability)         $      -     $      -

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

  An officer and director of the Company is affiliated with a law firm which provides legal representation, consultation and other services to the Company. During 1996, $10,000 in fees and $0 in out of pocket costs were incurred by the Company to this law firm. During 1995, $12,500 in fees and $0 in out of pocket costs were incurred by the Company to this law firm.

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. Under the loan agreement, initial interest of $156,889 and an origination fee of $150,000 were paid to JA. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The loan bears interest at the greater of (1) 19% per annum or (2) 6% over the prime rate of 90-day commercial loans as published by Irving Trust Company of New York (subject to the maximum rate of interest allowed by law). The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In May, 1989, JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, since December 31, 1989, all monies received from oil and gas purchasers is deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. The same procedure is still in effect at December 31, 1995 except that the rights of JA have transferred from a former officer of the Company to interests held by certain current officers, directors and shareholders. Also, interest is being accrued by the Company at the rate(s) specified above through December, 1991 and at 10% per annum thereafter. Accrued interest payable on the loan amounts to $8,096,242 at December 31, 1996. Interest expense on the loan was $579,096 and $579,096 for each of the years ended December 31, 1996 and 1996. No Interest was paid to JA for the years ended December 31, 1996 and 1995. Interest continues to be accrued on the note, but note holders have indicated that they will not pursue collection of the note in the near future and may be willing to consider some restructuring of the debt in an attempt to improve the financial condition of the Company [See Note 8].

  During the periods from 1986 through 1989, JA paid certain expenses on behalf of the Company, and the Company paid certain expenses on behalf of JA. These expenditures have been recorded by the Company in a non-interest bearing, related-party, account payable account, except for a few payments which were treated as a reduction of accrued interest. The account payable to JA amounted to $156,266 at December 31, 1996 and is included in other current liabilities. The amounts are non-interest bearing.

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

                             UNIOIL

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

  The Company has incurred significant losses during the past several years, has current liabilities in excess of current assets of $14,296,314 at December 31, 1996, and has a net stockholders' deficit of $10,560,773 at December 31, 1996. These items raise substantial doubt about the ability of the Company to continue as a going concern.

  Management's plans in regards to these matters are as follows:

     Management is currently negotiating the possible conversion of all or part of $5,791,000 of notes payable and related accrued interest of approximately $8,096,242 to stockholders equity in exchange for the issuance of common stock.

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

NOTE 10 - EXTRA ORDINARY AND UNUSUAL ITEMS

  Extraordinary Item - During 1996 the Company obtained a forgiveness of debt from a vendor in the amount of $10,972.

  Unusual Items - The Company has been an interest owner in a well which was operated by another party. The Company had agreed not to participate in the development of the well and was consequently not receiving any payout, due to the results of an audit initiated by the Company. The Company determined the payout on the well had resulted earlier than first indicated by the operator and the Company received a settlement of $177,858 which has been recorded on the statement of operations under the caption "Interest income and other".

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

                             UNIOIL

                    SUPPLEMENTAL INFORMATION

                           [Unaudited]


          OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Changes in Net Proved Reserves


                                    1996            1995
                               _______________________________
                                  Oil    Gas      Oil     Gas
                                (MBBLS) (MMCF)  (MBBLS)  (MMCF)
                               _______  ______  ________ _______
Estimated quantity at
 beginning of period             2,217  28,466    2,227   28,542
Revisions of previous estimates   (363) (1,934)       6      (40)
Discoveries and extensions           -       -        -        -
Purchase of reserves in place        -       -        -        -
Production                         (18)    (46)     (16)     (36)
Sale/disposal of reserves in place   -       -        -        -
                               _______ ________ _________ _______
Estimated quantity at end of
  period                         1,836  26,486    2,217   28,466
                               _______ ________ _________ _______


Proved developed reserves:
  Beginning of period               90     483      211    1,338
  End of period                    147     523       90      483
                               _______ _________ _________ _______


Company's proportional interest
  in reserves of investees
  accounted for by the equity
  method - end of year               -       -        -        -
                               _______ _________ _________ _______

                             UNIOIL

                    SUPPLEMENTAL INFORMATION

                           [Unaudited]

          OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Costs Incurred in Oil and Gas Property Acquisition,
             Exploration and Development Activities


                                             December 31,
                                        ____________________
                                            1996      1995
                                         _________  ________
                                      [In Thousands of Dollars]
Acquisition of properties:
  Undevelopment leases                     $     -   $    46
  Proved producing leases                        -        12
Exploration costs                                -         -
Development costs                                -         -
                                          ________  ________
Total Additions to Oil and Gas
  Properties                               $     -   $    58
                                          ________  ________
Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs                        $     -   $     -
                                          ________  ________

 Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the
  period: [In thousands of dollars]
  Proved properties                        $ 9,152   $ 9,152
  Unproved properties                          294       294
                                          ________  ________
  Total Capitalized Costs                    9,446     9,446
Less accumulated depreciation and
  depletion                                 (5,716)   (5,587)
                                          ________  ________
  Net Capitalized Costs                    $ 3,730   $ 3,859
                                          ________  ________
Company's share of equity method
  investees' net capitalized costs         $     -   $     -
                                          ________  ________

                             UNIOIL

                    SUPPLEMENTAL INFORMATION

                           [Unaudited]

          OIL AND GAS PRODUCING ACTIVITIES [Continued]

         Results of Operations for Producing Activities

                                             December 31,
                                         ___________________
                                            1996      1995
                                          ________  ________
                                      [In Thousands of Dollars]

Oil and gas sales                          $   621   $   311
Production costs                              (271)     (203)
Exploration costs                                -         -
Depreciation and depletion                      (7)      (99)
                                          ________  ________
Income (loss) from operations                  343         9
Income tax benefit (expense)                  (117)       (3)
                                          ________  ________
  Results of Operations from Producing
    Activities [Excluding Corporate
    Overhead and Interest Costs]               226         6
                                          ________  ________
Company's share of equity method
  investees' results of operations
  for producing activities                       -         -
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

                           [Unaudited]

          OIL AND GAS PRODUCING ACTIVITIES [Continued]

      Standard Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                             December 31,
                                        ____________________
                                            1996      1995
                                         _________  ________
                                      [In Thousands of Dollars]

Future reserves                            $135,335   $84,564
Future production and development
  costs                                     (76,322)  (58,604)
Future income tax expenses                  (19,993)   (8,762)
                                            ________  ________

Future net cash flows                        39,020    17,198
Discount to present value at 10 percent     (22,460)  (11,132)
                                            ________  ________

Standardized measure of discounted
  future net cash flows                     $16,560   $ 6,066
                                            ________  ________

Company's share of equity method
  investees' standardized measure of
  discounted future net cash flows          $     -   $     -
                                            ________  ________

                             UNIOIL

                    SUPPLEMENTAL INFORMATION

                           [Unaudited]

          OIL AND GAS PRODUCING ACTIVITIES [Continued]

      Standard Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                             December 31,
                                        ____________________
                                            1996      1995
                                         _________  ________
                                      [In Thousands of Dollars]

Balance at beginning of period             $ 6,066   $ 7,033
Sales of oil and gas net of production
  costs                                       (350)     (108)
Revisions to reserves proved in prior
  years:
  Changes in prices and costs               74,662    (8,501)
  Changes in quantity estimates and
    timing of production                   (75,049)    7,661
Additions to proved reserves:
  Acquisition of reserves in place               -         -
  Current year discoveries, extensions
    and improved recoveries                      -         -
  Estimated future development and
    production costs related to current
    year acquisitions, discoveries,
    extensions and improved recoveries           -         -
  Net change in income taxes                11,231       (19)
  Sales of reserves in place                     -         -
  Accretion of discount                          -         -
  Other - change in ten percent
    discount                                     -         -
                                          ________  ________
Balance at End of Period                   $16,560   $ 6,066
                                          ________  ________