Form 10QSB
period 1997-03-31
UNIOIL CORP
filed 1997-05-20
CIK 352710

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                             OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period of ____________ to____________

     Commission file number 0-10089

                           UNIOIL
   (Exact name of registrant as specified in its charter)

       Nevada                            93-0782780
(State or other jurisdiction    (I.R.S. Employer identification number)
 of incorporation ororganization)

     3817 Carson Avenue, P.O. Box 310
              Evans, Colorado                        80620
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

        Class                   Outstanding at March 31, 1997
(Common stock, $.01 par value)            9,441,657

                            UNIOIL

                            INDEX

                                                       Page No.
Part I           Financial Information

         Condensed balance sheets-                         1
          March 31, 1997 and December 31, 1996

         Condensed statements of operations-               2
          three months ended March 31, 1997
          and 1996

         Condensed statements of cash flows-               3
          three months ended March 31, 1997
          and 1996

         Notes to condensed financial statements           4

         Management's Discussion and Analysis of           5
          Financial Condition and Results of Operations


Part II          Other Information

         Item 1  Legal Proceedings                         6

         Item 2  Changes in Securities                     7

         Item 3  Defaults upon Senior Securities           7

         Item 4  Submission of Matters to a Vote of        7
                  Security Holders

         Item 5  Other Information                         7

         Item 6  Exhibits and Reports on Form 8-K          7

               PART I - FINANCIAL INFORMATION

                           UNIOIL

                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                           ASSETS


                                        March 31,     December 31,
                                          1997             1996
                                       (Unaudited)            *
                                      ____________    ____________

Current Assets
   Cash                               $  113,955      $  118,886
   Joint Interest and Trade
    Acct. Rec.                           112,937         124,480
   Prepaid Expenses                        2,085           3,562
   Deferred Loan Costs, net                   -0-             -0-
                                      ____________    ____________
          Total current assets           228,977         246,928

Property and Equipment                    55,601          53,524
   Less accumulated depreciation          50,630          50,388
                                      ____________    ____________
                                           4,971           3,136

Investment in Oil and Gas Properties   9,477,260       9,446,260
   Less accumulated depletion,
    depreciation                       5,747,409       5,716,007
      and amortization                ____________    ____________
                                       3,729,851       3,730,253

Deferred Tax Assets                           -0-             -0-

Other Assets                               2,152           2,152
                                      ____________    ____________
        Total Assets                 $ 3,965,951    $  3,982,469
                                      ____________    ____________
                         LIABILITIES
Current Liabilites
   Accounts Payable & Taxes Payable  $   154,808     $   149,734
   Accrued Interest                    8,241,016       8,096,242
   Other Current Liabilities             156,266         156,266
   Note Payable                        6,141,000       6,141,000
   Deferred Tax Liabilities                   -0-             -0-
                                      ____________    ____________
        Total Current Liabilites      14,693,090      14,543,242

Stockholders' Deficit
   Common Stock                           94,417          94,417
   Capital in Excess of Par            4,062,520       4,062,519
   Retained Earnings (Deficit)       (14,884,076)    (14,717,709)
                                      ____________    ____________
        Total Stockholders' Deficit  (10,727,139)    (10,560,773)

 Total Liabilities and
   Stockholders' Deficit            $  3,965,951    $  3,982,469
                                      ____________    ____________
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                      Three months ended
                                   March 31,       March 31,
                                     1997             1996
                                  ____________    ____________
Revenue
   Oil & Gas Sales                $  115,890     $   67,884
   Interest Income                       873            426
   Income from serving as
    operator                           8,553          6,977
   Miscellaneous Income (Expense)      1,076            158
                                  ____________    ____________
          Total Revenue              126,392         75,445

Costs & Expenses
   Production Costs and
    Related Taxes                     63,154         53,388
   General and Administrative
    Expenses                          46,167         51,124
   Depletion, Depreciation
    & Amortization                    31,644         21,972
   Interest Expense                  151,794        160,102
                                  ____________    ____________
          Total Costs & Expenses     292,759        286,586
                                  ____________    ____________
Loss before income taxes            (166,367)      (211,141)

Income Taxes                             ---            ---

Net Loss                          $ (166,367)    $ (211,141)
                                  ____________    ____________

Net Loss per share                $     (.02)    $     (.02)
                                  ____________    ____________

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                          Three months ended
                                       March 31,       March 31,
                                          1997            1996
                                     ____________    ____________
Cash Flows From (To) Operating
  Activities
   Net Loss                          $ (166,367)   $  (211,140)
                                     ____________    ____________
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation, Depletion
    & Amortization                       31,644         21,972
   Changes in Assets and Liabilities
    Joint Interest & Trade
     Receivables                         11,542         15,419
    Other Assets                          1,478          2,645
    Accounts Payable and Taxes
     Payable                              5,075        (14,436)
    Accrued Interest Payable            144,774        144,774
                                     ____________    ____________
                                        194,513        170,374
                                     ____________    ____________
     Net Cash Provided (Used)
      by Operations                      28,146        (40,766)
                                     ____________    ____________
Cash Flows From (To) Investing
 Activities
   Disposition of Property
    & Equipment                         (33,076)          ----
   Acquisition of Oil &
    Gas Properties                         ----           ----
   Deferred Loan Costs                     ----           ----

                                     ____________    ____________
    Net Cash Provided (Used) by
     Investing Activities               (33,076)          ----
                                     ____________    ____________
Cash Flows From (To) Financing
 Activities
   Proceeds from Notes Payable               -0-        36,676
                                     ____________    ____________
    Net Cash Used by Financing
     Activities                              -0-        36,676
                                     ____________    ____________
Net Increase (Decrease) in Cash          (4,930)        (4,090)

Cash at Beginning of Period             118,886         61,636
                                     ____________    ____________
Cash at End of Period                 $ 113,956      $  57,546
                                     ____________    ____________


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

The  results of operations for the three month period ending
March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INCOME TAXES

No provision for income taxes has been recorded due to net operating losses. The Company has net operating loss carryforwards of approximately $16,100,000 which may be applied against future taxable income expiring in various years beginning in 1999 through 2010.

NOTE 3; RELATED PARTY TRANSACTIONS

During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. The loan is secured by basically all of the assets of the
Company,  including  interests in oil and  gas  wells.   The
original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In 1989 JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, all monies received from oil and gas purchasers were then deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. During 1990 the rights of Joseph Associates, Inc. were acquired by Joseph Associates of Greeley, Inc. and the same procedure is still in effect during 1997. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

At March 31, 1997, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $8,241,016.00.

During the three months ending March 31, 1997, interest in the amount of $144,774.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.


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

LIQUIDITY and CAPITAL RESOURCES

           At March 31, 1997, the issuer was insolvent, in that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

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

           There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 14 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at March 31, 1997 and as of the date hereof, the debt has not been restructured and remains on the books. The other secured debt is a $350,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities.

RESULTS OF OPERATIONS

           Due to its bankruptcy and adverse financial condition the issuer had not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the issuer had been limited to continued operation of wells previously drilled on properties already acquired. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with PanEnergy Financial Services, Inc. ("PanEnergy") to provide financing for the drilling and completion costs of wells. Under this agreement, PanEnergy will provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. PanEnergy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells. As of the date of this report the Unioil/Prima agreement has resulted in the drilling of 6 new wells and the recompletion of 4 wells. The Unioil/PanEnergy program will commence in May and should be completed in June. The Issuer has continued to incur net losses due primarily to interest expense.

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

Item 2.        Changes in Securities

           No changes in securities occurred in the first quarter of 1997 covered by this report.

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

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter of 1997 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the first quarter of the year 1997.

                         SIGNATURES

           Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 1997              /s/Charles E. Ayers, Jr.
      ___________________    __________________________________
                                Charles E. Ayers, Jr., Chairman,
                                Chief Executive Officer and Director



Date: May 14, 1997              /s/Fred C. Jones
     ____________________    ____________________________________
                                Fred C. Jones
                                Vice President, Secretary and Director