Form 10QSB
period 1997-06-30
UNIOIL CORP
filed 1997-08-14
CIK 352710

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

   3817 Carson Avenue, P.O. Box 310
       Evans, Colorado   .                     80620      .
(Address of principal executive offices)      (ZipCode)

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

       Class                     Outstanding at June 30, 1997
(Common stock, $.01 par value)            9,441,657

                           UNIOIL

                            INDEX

                                                     Page No.
Part I     Financial Information

           Condensed balance sheets-                     1
             June 30, 1997 and December 31, 1996

           Condensed statements of operations-           2
             six months ended June 30, 1997 and 1996

           Condensed statements of cash flows-           3
             six months ended June 30, 1997 and 1996

           Notes to condensed financial statements       4

           Management's Discussion and Analysis of       5
             Financial Condition and Results
             of Operations


Part II    Other Information

           Item 1  Legal Proceedings                     6

           Item 2  Changes in Securities                 7

           Item 3  Defaults upon Senior Securities       7

           Item 4  Submission of Matters to a Vote of    7
                     Security Holders

           Item 5  Other Information                     7

           Item 6  Exhibits and Reports on Form 8-K      7

               PART I - FINANCIAL INFORMATION

                           UNIOIL

                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                           ASSETS


                                          June 30,   December 31,
                                            1997         1996
                                        ___________ ___________
                                          (Unaudited)     *

Current Assets
   Cash                                 $   78,617   $  118,886
   Joint Interest and Trade Acct. Rec.     115,910      124,480
   Prepaid Expenses                          1,100        3,562
   Deferred Loan Costs, net                     -0-          -0-
                                        ___________ ___________
         Total current assets              195,627      246,928

Property and Equipment                      55,601       53,524
   Less accumulated depreciation            50,793       50,388
                                        ___________ ___________
         Total property and equipment        4,808        3,136

Investment in Oil and Gas Properties    10,404,279    9,446,260
   Less accumulated depletion,
    depreciation and amortization        5,771,723    5,716,007
                                        ___________ ___________
                                         4,632,556    3,730,253
Deferred Tax Assets                             -0-          -0-

Other Assets                                 2,152        2,152

          Total Assets                $  4,835,143 $  3,982,469
                                        ___________ ___________
                         LIABILITIES
Current Liabilites
   Accounts Payable & Taxes Payable    $   545,505 $   149,734
   Accrued Interest                      8,337,532    8,096,242
   Other Current Liabilities               156,266      156,266
   Note Payable                          6,637,389    6,141,000
   Deferred Tax Liabilities                     -0-          -0-
                                        ___________ ___________
          Total Current Liabilites      15,676,692   14,543,242

Stockholders' Deficit
   Common Stock                             94,417       94,417
   Capital in Excess of Par              4,062,519    4,062,519
   Retained Earnings (Deficit)        (14,998,486)  (14,717,709)
                                       ___________ ___________
          Total Stockholders' Deficit (10,841,550)  (10,560,773)
                                       ___________ ___________
          Total Liabilities and
            Stockholders' Deficit    $  4,835,142  $  3,982,469
                                       ___________ ___________

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)


                         Six months ended      Three months ended
                            June 30                June 30     .
                         _________ ________   ________   ________
                           1997      1996       1997       1996
Revenue
 Oil & Gas Sales         $230,508  $146,338   $114,618   $ 78,454
 Interest Income            1,469       676        596        250
 Income from serving
  as operator              16,975    15,295      8,422      8,318
 Miscellaneous Income       2,307     3,009      1,231      2,849
                         _________ ________   ________   ________
        Total Revenue     251,259   165,318    124,867     89,871

Costs & Expenses
 Production Costs and
  Related Taxes           115,918    96,080     52,764     42,692
 General and Administrative
  Expenses                105,394     98,738     59,227     47,614
 Depletion, Depreciation
  & Amortization           67,235     44,434     35,591     22,462
 Interest Expense         305,269    325,749    153,475    165,647
                          _________ ________   ________   ________
        Total Costs &
         Expenses         593,816    565,001    301,057    278,415

Loss before income
 taxes                   (342,557)  (399,683)  (176,190)  (188,544)

Income Taxes                 ---        ---        ---        ---

Net Loss               $ (342,557) $(399,683)$ (176,190) $(188,544)
                         _________  ________   ________   ________
Net Loss per share        $ (.036) $    (.04)$     (.02) $    (.02)
                         _________  ________   ________   ________

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                          Six months ended
                                        June 30,       June 30,
                                          1997           1996
                                      ____________  ____________
Cash Flows From (To) Operating
 Activities
   Net Loss                         $   (342,557)   $  (399,683)
Adjustments to reconcile net loss
 to net cash used in
 operating activities:
   Depreciation, Depletion &
    Amortization                          67,235        44,434
   Changes in Assets and
    Liabilities
     Joint Interest & Trade
      Receivables                          6,154         7,841
     Other Assets                          2,463         3,527
     Accounts Payable and Taxes
      Payable                            424,080       (29,903)
     Accrued Interest Payable            289,548       289,548
                                      ____________  ____________
                                         722,245       315,447
                                      ____________  ____________
      Net Cash Provided (Used)
       by Operations                     446,923       (84,236)
                                      ____________  ____________
Cash Flows From (To) Investing
 Activities
   Disposition of Property & Equipment   (2,076)          ----
   Acquisition of Oil & Gas
    Properties                       (1,670,270)          ----
   Deferred Loan Costs                     ----           ----
                                     ____________  ____________
       Net Cash Provided (Used)
        by Investing Activities     $(1,672,346)          ----
                                     ____________  ____________
Cash Flows From (To) Financing
 Activities
   Proceeds from Notes Payable        1,151,988         52,951
                                     ____________  ____________
          Net Cash Used by
           Financing Activities       1,151,988         52,951
                                     ____________  ____________
Net Increase (Decrease) in Cash         (73,435)       (31,285)

Cash at Beginning of Period             118,886         61,636
                                     ____________  ____________
Cash at End of Period                $   45,451     $   30,351
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

The  results  of operations for the six month period  ending
June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 1997, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $8,385,790.00.

During the six months ending June 30, 1997, interest in the amount of $289,548.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.


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

LIQUIDITY and CAPITAL RESOURCES

           At June 30, 1997, the issuer was insolvent, in that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. the issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. (JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

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

           There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 14 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at June 30, 1997 and as of the date hereof, the debt has not been restructured and remains on the books. The other secured debt is a $350,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities.

RESULTS OF OPERATIONS

           Due to its bankruptcy and adverse financial condition the issuer had not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the issuer had been limited to continued operation of wells previously drilled on properties already acquired. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with PanEnergy Financial Services, Inc. ("PanEnergy") to provide financing for the drilling and completion costs of wells. Under this agreement, PanEnergy will provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. PanEnergy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells. As of the date of this report the Unioil/Prima agreement has resulted in the drilling of 6 new wells and the recompletion of 4 wells. The Unioil/PanEnergy program began in May and is in its final stages. This program resulted in the drilling and completion of 8 new wells. The Unioil/Prima program started again in July and should run into October. Please note that PanEnergy and Duke Power merged in June and is now known as Duke Energy and will be referred to as such in the future. The issuer has continued to incur net losses primarily due to interest expenses.

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

Item 2.        Changes in Securities

           No changes in securities occurred in the second quarter of 1997 covered by this report.

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
Holders

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of 1997 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

          None

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the second quarter of the year 1997.

                         SIGNATURES

           Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 7, 1997                 /s/Charles E. Ayers, Jr.
      ____________________           ________________________
                                        Charles E. Ayers, Jr.,
                                        Chairman, Chief Executive
                                        Officer and Director



Date: August 6, 1997                /s/Fred C. Jones
      ____________________          __________________________
                                       Fred C. Jones
                                       Vice President, Secretary
                                       and Director