Form 10QSB
period 1997-09-30
UNIOIL CORP
filed 1997-11-13
CIK 352710

                         FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period of ____________ to ____________

     Commission file number 0-10089

                           UNIOIL
   (Exact name of registrant as specified in its charter)

                 Nevada                     93-0782780
(State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)       identification number)

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

  Class                     Outstanding at September 30, 1997
(Common stock, $.01 par value)                     9,441,657

                             UNIOIL

                             INDEX

                                                                  Page No.
Part I           Financial Information

                    Condensed balance sheets-                           1
                       September 30, 1997 and December 31, 1996

                    Condensed statements of operations-                 2
                       nine months ended September 30, 1997 and 1996

                    Condensed statements of cash flows-                 3
                       nine months ended September 30, 1997 and 1996

                    Notes to condensed financial statements             4

                    Management's Discussion and Analysis of Financial   5
                       Condition and Results of Operations


Part II          Other Information

                    Item 1  Legal Proceedings                           6

                    Item 2  Changes in Securities                       6

                    Item 3  Defaults upon Senior Securities             6

                    Item 4  Submission of Matters to a Vote of          7
                               Security Holders

                    Item 5  Other Information                           7

                    Item 6  Exhibits and Reports on Form 8-K            7

               PART I - FINANCIAL INFORMATION
                           UNIOIL
                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                           ASSETS
                                    September 30,  December 31,
                                           1997         1996
                                      ___________  ___________
                          (Unaudited)                     *
Current Assets
   Cash                                $    43,611  $ 118,886
   Joint Interest and Trade Acct. Rec.     130,508    124,480
   Prepaid Expenses                          1,100      3,562
   Deferred Loan Costs, net                    -0-        -0-
                                        __________   ________
          Total current assets             175,219    246,928

Property and Equipment                      50,435     53,524
   Less accumulated depreciation            45,950     50,388
                                        __________   ________
                                             4,485      3,136

Investment in Oil and Gas Properties    11,320,762  9,446,260
   Less accumulated depletion,
    depreciation and amortization        5,813,705  5,716,007
                                        __________  _________
                                         5,507,057  3,730,253

Deferred Tax Assets                            -0-        -0-
Other Assets                                 2,152      2,152
                                        __________  _________
          Total Assets                  $5,688,913 $3,982,469

                         LIABILITIES
Current Liabilites
   Accounts Payable & Taxes Payable   $    184,191$    149,734
   Accrued Interest                      8,530,564  8,096,242
   Other Current Liabilities               156,266    156,266
   Note Payable                          7,680,487  6,141,000
   Deferred Tax Liabilities                    -0-        -0-
                                        __________  _________
          Total Current Liabilites      16,551,508 14,543,242

Stockholders' Deficit
   Common Stock                             94,417     94,417
   Capital in Excess of Par              4,062,519  4,062,519
   Retained Earnings (Deficit)        (15,019,531)(14,717,709)
                                       __________  __________
          Total Stockholders' Deficit (10,862,595)(10,560,773)
                                       __________  __________

          Total Liabilities and
            Stockholders' Deficit     $ 5,688,913  $ 3,982,469
                                       __________  __________

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)


                              Nine months ended     Three months ended

                                 September 30         September 30
                              ___________________    _________________
                               1997        1996      1997       1996
                              ________   ________    _______   _______
Revenue
   Oil & Gas Sales            $614,171   $430,303   $383,663   $283,965
   Interest Income               1,604      2,877        135      2,201
   Income from serving
     as operator                25,128     23,660      8,153      8,365
   Other Income-Settlements        -0-    177,858        -0-    177,858
   Miscellaneous Income          7,567      3,764      5,260        755

          Total Revenue        648,470    638,462    397,211    473,144

Costs & Expenses
   Production Costs and
        Related Taxes          196,775    186,025     80,857     89,945
   General and Administrative
       Expenses                152,820    143,460     47,426     44,722
   Depletion, Depreciation
       & Amortization           98,424     77,365     31,189     32,931
   Interest Expense            502,273    491,541    197,004    165,792

      Total Costs & Expenses   950,292    898,391    356,476    333,390

Loss before income taxes      (301,822)  (259,929)    40,735    139,754

Income Taxes                      ---        ---         ---        ---

Net Profit/Loss            $ (301,822)  $ (259,929) $ 40,735  $ 139,754

Net Profit/Loss per share  $   (.03)      $ (.03)     $ .004     $ .015


The accompanying notes are an integral part of these condensed financial statements.

                             UNIOIL
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Nine months ended
                                         September 30,   September 30,
                                                 1997       1996
                                             _________    __________
Cash Flows From (To) Operating Activities
   Net Loss                                  $ (301,822) $ (259,929)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation, Depletion & Amortization        93,191      77,365
   Changes in Assets and Liabilities
          Joint Interest & Trade Receivables    (6,031)       2,028
          Other Assets                            2,463       3,527
          Accounts Payable and Taxes Payable     34,459    (10,971)
          Accrued Interest Payable              434,322     434,322
                                              _________     _______
                                                558,404     506,271
                                              _________     _______
       Net Cash Provided (Used) by Operations   256,582     246,342

Cash Flows From (To) Investing Activities
   Disposition of Property & Equipment            3,158     (3,681)
   Acquisition of Oil & Gas Properties       (1,874,502)      ----
                                             __________     _______
       Net Cash Provided (Used)
          by Investing Activities            (1,871,344)    (3,681)

Cash Flows From (To) Financing Activities
   Proceeds from Notes Payable		    1,539,487      52,951
                                              _________      ______
       Net Cash Used by Financing Activities  1,539,487      49,270
                                              _________      ______
Net Increase (Decrease) in Cash                (75,275)     295,612

Cash at Beginning of Period                    118,886      61,636
                                              ________      _______
Cash at End of Period                         $ 43,611     $357,248


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

The  results  of  operations for the  nine  month  period  ending
September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 1997, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $8,530,564.00.

During the nine months ending September 30, 1997, interest in the amount of $434,322.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.


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

LIQUIDITY and CAPITAL RESOURCES

           At  September  30,  1997,  the issuer  was  insolvent,  in  that liabilities greatly exceed assets. Revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. Continuation as a going concern is dependent upon the ability of the issuer to negotiate a settlement to discharge its principal outstanding liability. the issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. (JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

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

           There are two major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 14 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at September 30, 1997 and as of the date hereof, the debt has not been restructured and remains on the books. The other secured debt is a $350,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities.

RESULTS OF OPERATIONS

           Due to its bankruptcy and adverse financial condition the issuer had not engaged in drilling any new wells or acquiring any additional properties since 1985. Operations of the issuer had been limited to continued operation of wells previously drilled on properties already acquired. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with PanEnergy Financial Services, Inc., now known as Duke Energy Financial Services, Inc. ("Duke") to provide financing for the drilling and completion costs of wells. Please note that PanEnergy and Duke Power merged in June and is now known as Duke Energy and will be referred to as such in the future. Under this agreement, Duke provided financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. Duke will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells. As of the date of this report the Unioil/Prima agreement has resulted in the drilling of 16 new wells and the recompletion of 4 wells. Drilling will continue through November 1997, of approximately 9 more wells. The Unioil/Duke program began in May and has been completed. This program resulted in the drilling and completion of 8 new oil & gas wells. The issuer has continued to incur net losses primarily due to interest expenses.

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

           The legal proceedings regarding the "Soberz" pill were filed against the issuer and its former President by the SEC in response to certain meetings held with stockbrokers and others to promote such pill, two press releases which made certain claims regarding the pill, and a statement concerning the pill which was included in the issuer's Annual Report on Form 10-K for the year ended December 31, 1985, which was filed on or about August 6, 1986. In addition to making the claims about such pill which resulted in the SEC action, the statement in the Form 10-K report indicated that the issuer agreed to acquire Guardian Laboratories, Inc., the company which supposedly had rights to the pill in the form of a patent pending. The statement further indicated that the issuer agreed to issue 500,000 shares of its stock in consideration thereof. Successor management of the issuer has determined from the transfer records that such stock was in fact issued, but can find no evidence that the issuer ever received anything in consideration of such issuance. The Board of Directors has therefore decided to treat such stock as cancelable for lack of consideration and has placed stop transfer orders with the transfer agent to prevent any attempted transfer of such stock. The issuer also notified the recipient of the action taken and instructed him to return the certificate for cancellation. The issuer received a response which disputed the issuer's position, but no further action has been taken by either party in regard to the matter.

Item 2.   Changes in Securities

           No changes in securities occurred in the third quarter of 1997 covered by this report.

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

Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the third quarter of 1997 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

          None

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the third quarter of the year 1997.

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       October 30, 1997         /s/ Charles E. Ayers, Jr.
Date ____________________     ____________________________________
                              Charles E. Ayers, Jr., Chairman,
                              Chief Executive Officer and Director

       October 29, 1997         /s/ Fred C. Jones
Date ____________________     ____________________________________
                              Fred C. Jones
                              Vice President, Secretary and Director