Form 10KSB
period 1997-12-31
UNIOIL CORP
filed 1998-04-15
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                     FORM 10-KSB

[X]   Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the fiscal year ended
December 31, 1997    Commission File No. 0-10089

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from
          to           .

                            UNIOIL
           (Name of small business Issuer in its charter)

     Nevada                                     93-0782780
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)

     3817 Carson Avenue, P.O. Box 310 Evans, Colorado  80620
           (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock ( $.01 Par Value)                   9,441,657
    Title of Class                           Shares outstanding
                                            as of March 31, 1998

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.       Yes X   No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB. 	[   ]

The Issuer's revenues for its most recent fiscal year:  $1,164,277

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

     However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with Duke Energy Financial Services, Inc. ("Duke Energy") to provide financing for the drilling and completion costs of wells. Under this agreement, Duke Energy will provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. Duke Energy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells. The Unioil/Prima agreement has thus far resulted in the drilling of 21 new wells and the recompletion of 4 wells. The Unioil/Duke program began in May, 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

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

Item 2.  Properties

     (a) The Company's principal business offices are located at 3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620. The Company currently leases these offices on a month to month basis, with monthly payments of $1,000. The building contains about 6,300 square feet of improved space of which about 2,500 square feet is presently utilized by the Company for its offices. The Company's other property and equipment (other than oil and gas properties) is comprised principally of equipment used in the field in connection with oil and gas exploration and production activities.

Reserves and Other Information

     Information regarding oil and gas reserves and the present value of estimated future net revenues is set forth as supplemental information in the financial statements attached hereto.

     Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of January 1, 1998, are presented in summary form below:

                                        Crude Oil       Natural Gas
Proved Developed/Prod. Reserves           281,168        2,651,104
Proved Developed/Nonprod. Reserves         31,254          318,173
Proved Undeveloped Reserves             1,359,979       20,550,128
         Total Reserves                 1,672,401       23,519,405


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

     Prices for crude oil, natural gas liquids, and natural gas effective in December, 1997 reflect the posted prices in the Rocky Mountain Region on December 31, 1997. Current average operating costs are used in estimating future costs required to operate the properties. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:


                                                     10% Disc.
                                      Future Net     Future Net
                                        Revenue       Revenue
Proved Developed/Prod. Reserves        7,156,534     4,099,595
Proved Developed/Nonprod. Reserves       410,988       290,647
Proved Undeveloped Reserves           14,417,945     3,620,597
       Total Reserves                 21,985,467     8,010,839


Reserves Reported to Other Agencies

     The Issuer has filed its reserve report with the Department of Energy for their annual oil and gas survey and has not filed or reported reserve information to any other federal authority or agency since the beginning of the last fiscal year.

Drilling Activity

     The Company did not participate in any drilling activity from 1985 through 1996. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool.
 Prima will act as operator and finance the drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout. In December, 1996, the Company entered into an agreement with Duke Energy Financial Services, Inc. ("Duke Energy") to provide financing for the drilling and completion costs of wells. Under this agreement, Duke Energy will provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. Duke Energy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells.

Productive Wells and Acreage

     The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of January 1, 1998 are as follows:

Geographic Area       Productive Wells             Developed Acres
                     Gross         Net           Gross           Net
                    Oil   Gas   Oil   Gas       Oil   Gas     Oil   Gas
Colorado            71     0   48.5    0       2,840   0     1,940   0
Wyoming              6     0    4.2    0         240   0       240   0


     Wells that produce both oil and gas are treated as oil wells herein. Of the 71 gross wells in Colorado, 66 are producing oil and gas and five are oil wells only.

Undeveloped Acreage

     At December 31, 1997, the Company held interests in 8,210 gross (7,386.84 net) undeveloped acres in the United States, as summarized below:


     Geographic Area       Gross Acres             Net Acres
     Colorado                7,370                 6,703.34
     Wyoming                   840                   683.5


     All the acreage shown is held by production from the Issuer's presently producing wells.

Production

     The following table sets forth, by geographic area, for the fiscal years 1997, 1996, and 1995: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in thousand cubic feet
(MCF), produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3 ) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels. MCF of gas is converted to barrels at the rate of 6 to 1.


                    1997                 1996               1995
                 Oil    Gas           Oil    Gas         Oil    Gas

1) Net Quantities
   Wyoming    11,663    5,546       10,162   1,713     6,991        0
   Colorado   37,607  383,572        8,325  44,003     9,358   35,527

2) Average
Sales Price:
   Wyoming    $18.12    $1.89       $20.27   $3.74     $15.05      $0
   Colorado   $17.64    $2.12       $20.28   $1.76     $16.73   $1.35

3) Average          1997                  1996               1995
Lifting Cost:      Barrels               Barrels            Barrels
   Wyoming         $7.44                 $10.90             $12.49
   Colorado        $5.69                 $22.94             $24.00


Present Activities

     The Unioil/Prima agreement has thus far resulted in the drilling of 21 new wells and the recompletion of 4 wells. The
Unioil/Duke program began in May, 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

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

     (b)  Holders.

     The approximate number of record holders of the Issuers common stock as of March 31, 1998 is 2,103.

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

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Liquidity and Capital Resources. At December 31, 1997, the Issuer was insolvent; liabilities greatly exceed assets, and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such financial condition, the Issuer cannot raise additional funds to meet such commitments. The Issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position has priority over all other creditors of the Issuer, has been foregoing its right to foreclose upon all the Issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the Issuer's interest in oil and gas properties.

     The principal remaining indebtedness of the Company is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is now in excess of $13 million. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at December 31, 1997 and as of the date hereof, the debt has not been restructured and remains on the books. There is no assurance the Company will be able to work out an affordable restructuring of this debt. The Company was able to fund settlements of its judgment liabilities with a portion of the proceeds available to the Company from a $350,000 loan plus an additional $350,000 line of credit it obtained from a local bank in 1994. The Company used approximately $287,500 of these proceeds to make cash payments in settlement of outstanding judgment liabilities.

     Results of Operations. Due to its bankruptcy and adverse financial condition the Issuer did not engage in drilling any new wells or acquiring any additional properties from 1985 through 1996. Operations of the Issuer were limited to continued operation of wells previously drilled on properties already acquired.

     However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. One of these agreements has thus far resulted in the drilling of 21 new wells and the recompletion of 4 wells. The other program began in May, 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

     The Issuer has continued to incur net losses due primarily to interest expenses. After netting interest income and expense, which includes an annual accrual of $579,096 of interest expense on the secured debt owed to JAGI, the Company's net loss was $(400,408) in 1997 compared to $(435,302) in 1996.

     However, the Company's actual results from operations have improved significantly during the last fiscal year compared to the preceding fiscal year. The Company had operating income of $260,105 in 1997, compared to an operating loss of $(5,350) in 1996. This resulted from an increase in total revenues to $1,164,277 in 1997, which almost doubled compared to total revenues of $653,878 in 1996. The increase is primarily the result of the resumption of drilling activity in 1997. With the Company having been able to enter into agreements providing for drilling activity to resume with respect to the Company's leasehold interests, management is hopeful the Company's results of operations will continue to improve; however, there is absolutely no assurance of this.

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

                                  PART III

Item 9.  Directors and Executive Officers of the Issuer.

     (a)  Identification of Directors.

     The current directors of the Issuer, who will serve until the next annual meeting or until their successors are elected or appointed and qualified, are set forth in the following table:

                                Term Served      Positions
Name of Director        Age     As Director     With Company
Charles E. Ayers, Jr.    53     July, 1990      Chairman & CEO
Fred C. Jones            60     May, 1991       Vice President/
                                                Secretary & Director
Richard C. Zelnar        50     December, 1993  Director


     (b)  Identification of Executive Officers.

     None other than the persons previously identified.

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

Compliance with Section 16(a) of the Exchange Act

     The Issuer is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 1997, that was not filed with the Issuer.

Item 10.  Executive Compensation.

     (a)  Cash Compensation.

     The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered by Mr. Ayers firm during the fiscal years ended December 31, 1997, 1996 and 1995. (See "Certain Relationships and Related Transactions").

          Year                        Total Cash Compensation
          1997                                $  3,325
          1996                                $ 10,000
          1995                                $ 12,500

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


Name of                Positions With     Amount and Nature     Percent
Owner                  Company            of Ownership          Owned

Charles E. Ayers, Jr.  Director &         3,000,000 shares      31.8%
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

     (b)  Security Ownership of Management.

     The following table indicates the stock ownership of the Issuer's present directors as well as all present officers and directors as a group:

                         Title of   Amount and Nature of     Percent
Name                      Class     Beneficial Ownership     Owned

Charles E. Ayers, Jr.    Common     3,000,000 shares         31.8%

Fred C. Jones            Common     -0- shares                  0%

Richard C. Zelnar        Common     -0- shares                  0%

Jamie R. Hood            Common     -0- shares                  0%

All officers and                     3,000,000 shares         31.8%
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

     As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from Joseph Associates, Inc. The secured interest has been assigned to Joseph Associates of Greeley, Inc. These entities are affiliated with the Issuer through common controlling ownership. During 1997, $579,096 of interest was accrued on this debt, bringing the total accrued interest at December 31, 1997 to $8,675,338. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

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


                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a)  The following documents are filed as part of this report:

     1. Financial Statements examined and reported upon by Pritchett, Siler & Hardy, Independent Certified Public Accountants, containing a Balance Sheet at December 31, 1997 and Statements of
Operations, Shareholders' Equity (Deficit) and Cash flows for the two fiscal years ended December 31, 1997.

     2.  Financial Statement Schedules
         (See index to Financial Statements)

     3.  Exhibits.  None

     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1997.


                               SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIOIL



Date:  April 14, 1998                 /s/ Charles E. Ayers, Jr.

                                      Charles E. Ayers, Jr., Chairman
                                      (Chief Executive Officer)



Date:  April 14, 1998                /s/ Fred C. Jones

                                    Fred C. Jones, Vice President/Secretary
                                     (Chief Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:  April 14, 1998                  /s/ Charles E. Ayers, Jr.

                                       Charles E. Ayers, Jr., Director



Date:  April 14, 1998                   /s/ Fred C. Jones

                                        Fred C. Jones, Director

                                    UNIOIL

                             FINANCIAL STATEMENTS

                              DECEMBER 31, 1997
































                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANT

                                   UNIOIL




                                  CONTENTS




                                                                 PAGE

     -     Independent Auditors' Report                            1


     -     Balance Sheet, December 31, 1997                    2 - 3


     -     Statements of Operations, for the years ended
             December 31, 1997 and 1996                            4


     -     Statement of Stockholders' Deficit, from
             December 31, 1995 through December 31,
             1997                                                  5


     -     Statements of Cash Flows, for the years ended
             December 31, 1997 and 1996                        6 - 7


     -     Notes to Financial Statements                      8 - 15


     -     Supplemental Information - Unaudited              16 - 21

                   PRITCHETT, SILER & HARDY, P.C.
                        430 East 400 South
                   Salt Lake City, Utah 84111
                        (801) 328-2727



                      INDEPENDENT AUDITORS' REPORT


Board of Directors
UNIOIL
Evans, Colorado


We have audited the accompanying balance sheet of Unioil at December 31, 1997 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered losses from operations, has a net capital deficiency, has unresolved contingencies and has uncertainties related to the realization of assets, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.


March 3, 1998

                                  UNIOIL

                               BALANCE SHEET

                                  ASSETS
                                                             December 31,
                                                                 1997
                                                             ____________
CURRENT ASSETS:

      Cash                                                   $    130,830
      Joint interest and trade accounts receivable,
        net of allowance for doubtful accounts of
        $266,126 at 1997	                                         160,572
      Other current assets                                          4,058
                                                             ____________
          Total Current Assets                                    295,460

PROPERTY AND EQUIPMENT, net	                                        4,243

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion	               5,226,259

OTHER ASSETS	                                                      2,152
                            				                             ____________

TOTAL ASSETS	                                              $   5,528,114
                            				                             ____________

























The accompanying notes are an integral part of this financial statement.

                                   UNIOIL

                                BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                  				                            December 31,
				                                                  1997
				                                               ____________
CURRENT LIABILITIES:
 Note payable	                                  $    1,301,185
	Accounts payable 		                                    89,598
	Joint interest accounts payable                         2,952
	Line of credit	                                       350,000
	Notes payable - related party	                      5,791,000
	Interest payable - related parties  	               8,675,338
	Other current liabilities	                            279,222
                  				                            ____________
			Total Current Liabilities	                       16,489,295

CONTINGENCIES [See Notes 8 and 10]	                         -
				                                              ____________
			Total Liabilities	                               16,489,295
				                                              ____________

STOCKHOLDERS' DEFICIT:
	Common stock, $.01 par value,
	  100,000,000 shares authorized,
	  9,441,657 shares issued and
	  outstanding at 1997	94,417
	Capital in excess of par value	                    4,062,519
	Retained deficit	                                (15,118,117)
				                                             ____________
			Total Stockholders' Deficit	                   (10,961,181)
				                                             ____________
TOTAL LIABILITIES AND STOCK-
   HOLDERS' DEFICIT	                           $    5,528,114
                                                 ____________


















The accompanying notes are an integral part of this financial statement

                                  UNIOIL

                          STATEMENTS OF OPERATIONS

				                                      For The Years Ended
				                                          December 31
				                                     ______________________
				                                      1997          1996
				                                     ___________  _________
REVENUE:
	Oil and gas sales	                     $  1,132,848 $  621,174
	Income from serving as operator	             31,429     32,704
				                                     ___________  __________
			Total Revenue	                          1,164,277    653,878
                     				                ___________  __________
EXPENSES:
	Production costs and related taxes          284,514    271,304
	General and administrative                  236,479    208,302
	Depreciation, depletion and amortization    383,179    179,622
                     				                ___________  _________
			Total Expenses	                           904,172    659,228
				                                     ___________  _________
OPERATING INCOME (LOSS)	                     260,105    (5,350)
				                                     ___________  _________
OTHER INCOME (EXPENSE):
	Interest income and other	                   28,417     217,490
	Interest expense - related party	         (579,096)   (579,096)
	Interest expense - other	                 (115,067)    (70,846)
	Gain on disposal of asset	                    5,233      2,500
				                                     ___________  _________
				                                       (660,513)  (429,952)
				                                     ___________  _________
LOSS FROM OPERATIONS BEFORE INCOME
	TAXES AND EXTRAORDINARY ITEMS	            (400,408)   (435,302)

CURRENT TAX EXPENSE	                             -	        -

DEFERRED TAX EXPENSE	                             -	       -
                    				                ___________  _________
LOSS FROM OPERATIONS BEFORE
	EXTRAORDINARY ITEMS:    	                (400,408)   (435,302)

EXTRAORDINARY ITEMS:
	Gain on discharge of debt obligations
	  (No tax effect)	                              -      10,972
                   				                ___________  __________
NET INCOME (LOSS)	                       $(400,408)  $(424,330)
				                                   ___________  __________
INCOME (LOSS) PER SHARE:
		Loss before extraordinary item          $ (.04)    $   (.05)
		Extraordinary items	                          -	          -
				                                   ___________  __________
		Income (Loss) Per Share	             $    (.04)   $   (.05)
				                                   ___________  __________


The accompanying notes are an integral part of these financial statements

                                  UNIOIL

                     STATEMENT OF STOCKHOLDERS' DEFICIT

                       FROM DECEMBER 31, 1995 THROUGH

                            DECEMBER 31, 1997


	                      Common Stock     Capital in
	                   __________________  Excess of    Retained
	                     Shares  	Amount   Par Value     Deficit         Total
	                   _________  _______   ________    ___________    __________
BALANCE,
 December 31, 1995  9,441,657  $94,417  $4,062,519  $(14,293,379)  $(10,136,443)
Net loss for the
 year ended
 December 31, 1996         -	        -           -      (424,330)    (424,330)
	                    ________	  _______   _________  ___________      _________
BALANCE,
 December 31, 1996  9,441,657  $94,417  $4,062,519  $(14,717,709)  $(10,560,773)

Net loss for the
 year ended
 December 31, 1997         -         -	        -       (400,408)     (400,408)
       	            _________   ______    ________    _________      _________
BALANCE,
 December 31, 1997  9,441,657  $94,417  $4,062,519  $(15,118,117)  $(10,961,181)
        	            ________   ______   _________    _________     __________






























The accompanying notes are an integral part of these financial statements

                       UNIOIL


                       STATEMENTS OF CASH FLOWS

                   Net Increase (Decrease) in Cash


                                                     For The Years Ended
                                                          December 31
                                                  _______________________
				                                                  1997       1996
             		                                   ___________  __________
Cash Flows From Operating Activities:
   Net income (loss)                             $  (400,408) $ (424,330)
                                                   __________  __________
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       (Gain) loss on disposal of property             (5,233)     (2,500)
       Gain on discharge of debt                            -     (10,972)
       Depreciation, depletion and amortization       383,179     130,072
       Deferred loan costs amortization                     -      49,550
       Bad debt expense                                39,893      11,408
       Changes in assets and liabilities:
         (Increase) decrease in joint interest
           and trade receivables                      (75,986)    (45,500)
         (Increase) decrease in other current assets     (496)      1,065
         Increase (decrease) in accounts payable      (13,673)       (199)
         Increase (decrease) in joint interest
           accounts payable                            (2,365)     (8,994)
         Increase in interest payable                 579,096     579,096
         Increase (decrease) in other current
           liabilities                                 81,810       3,035
                                                  ___________ ___________
           Total Adjustments                          986,225     706,061
                                                  ___________ ___________
           Net Cash Provided by Operating
             Activities                               585,817     281,731
                                                  ___________ ___________
Cash Flows From Investing Activities:
   Purchase of property and equipment                 (2,075)     (3,360)
   Proceeds from sale of property and equipment        5,233       2,500
   Additions to oil and gas full cost pool        (1,881,216)       (320)
   Dispositions of oil and gas property                3,000           -
                                                  ___________ ___________
          Net Cash Provided (Used) by
            Investing Activities                  (1,875,058)     (1,180)
                                                  ___________ ___________
Cash Flows From Financing Activities:
   Proceeds from line of credit	                         -     126,700
   Payments for notes payable                      (421,090)   (350,000)
   Proceeds from notes payable                    1,722,275           -
                                                  ___________ ___________
         Net Cash Provided (Used) by
           Financing Activities                   1,301,185    (223,300)
                                                  ___________ ___________
                                   [Continued]

                                   UNIOIL


                       STATEMENTS OF CASH FLOWS [Continued]

                         Net Increase (Decrease) in Cash


                                                    For The Years Ended
                                                        December 31
                                                  _______________________
                                                    1997         1996
                                                  ___________ ___________
Net Increase (Decrease) in Cash                        11,944      57,251

Cash at Beginning of Year                             118,886      61,635
                                                  ___________ ___________

Cash at End of Year                               $   130,830 $   118,886
                                                  ___________ ___________

Supplemental Disclosures of Cash Flow
   Information:
	Cash paid during the period:
		Interest                                       $    34,395 $    79,660
                                                  ___________ ___________
		Income taxes                                   $         - $         -
                                                  ___________ ___________


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 1997:
    The Company disposed of old fully depreciated equipment in the amount of $6,044.

    A creditor of the Company directly received oil and gas revenues in the amount of $501,762 as payment of principal ($421,090) and interest ($80,672) on the Company's debt.

  For the Year Ended December 31, 1996:
    The Company disposed of old fully depreciated equipment in the amount of $7,675.

















The accompanying notes are an integral part of these financial statements

                                 UNIOIL

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company is engaged in oil and gas exploration, development and production activities on its own behalf and as an operator for others. The Company is incorporated under the laws of the State of Nevada. The Company completed a sale of its common stock to the public in December, 1981. During 1984, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the reorganization process, control of the Company changed hands and new management was installed during 1985. The Company emerged from the reorganization during 1989. During 1990, control of the Company and management changed again. During 1997 the Company commenced new drilling activities and completed eight new wells.

Property and Equipment - Property and equipment are recorded at cost which is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and with accelerated methods for income tax purposes. The useful lives of property and equipment for purposes of financial reporting range from four to ten years.

Oil and Gas Properties - Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis. All oil and gas revenues are derived from reserves located in northern Colorado and southern Wyoming. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports from petroleum engineers. The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes.

Income (Loss) Per Share - Effective for the year ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. There was no effect on the financial statements for the change in accounting principle. [See Note 13]

Cash Flow Statement - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

Deferred Loan Costs - Expenses in the amount of $108,109 associated with obtaining a line of credit and a note payable were incurred during 1994. These costs were deferred and amortized using the straight-line method over the life of the loans. [See Note 6]

Revenue Recognition - The Company's revenue comes primarily from the sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

                              UNIOIL

                     NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:
                                                   1997        1996
                                                ___________ ___________
	Shop tools and equipment                    $    21,112   $  21,112
	Furniture and fixtures                           24,440      23,244
	Transportation equipment                          4,003       4,003
	Leasehold improvements                                -       5,165
                                                ___________ ___________
                                                  49,555      53,524
	Less:  accumulated depreciation                (45,312)    (50,388)
                                                ___________ ___________
		Total                                      $     4,243   $   3,136
                                                ___________ ___________

All property and equipment of the Company is collateral for the related party note payable to Joseph Associates of Greeley, Inc. [See Note 8].

Depreciation expense for the years ended December 31, 1997 and 1996 amounted to $969 and $768, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

During the past several years the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997 the Company has been negotiating and working towards a drilling program to complete and bring new wells into production. In this connection the company has entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $382,210 and $129,305 for 1997 and 1996.

Prima Oil and Gas Company - During November, 1996 the Company entered into an agreement with Prima Oil and Gas ["Prima"] wherein the Company and Prima both agreed to contribute certain properties into a drilling pool of properties to be drilled by Prima. The Company and Prima each transferred equivalent numbers and types of properties into the pool. Prima is paying all the costs of drilling, completing, equipping, and operating the wells until payout occurs. Accordingly, Prima shall receive 100% of the Net Revenue Working Interest until such time as Prima recovers all of its actual costs of drilling, completing, equipping and operating the wells. Unioil will receive an after payout working interest of 27.5%. There was no change to the Company's capitalized costs in its full cost pool as a result of this transaction.

Duke Energy Financial Services, Inc. - During 1997 the Company entered into a borrowing arrangement with Duke Energy Financial Services, Inc. (formerly known as PanEnergy Financial Services, Ind.) ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke (formerly PanEnergy Field Services, Inc.). Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are

                                 UNIOIL

                     NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS ACTIVITIES (continued)

competitive in the industry. The agreements provide for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds Duke has also received a security interest in the subject wells and underlying leases. The Company receives 5% from each well and also receives $4,500 per well for lease operating expenses.

NOTE 4 - LINE OF CREDIT

During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 1997 the Company had total borrowings of $350,000 against the line of credit, which is currently bearing interest at 9.75%, maturing in June of 1998 and is collateralized by a first lien on the Company's Colorado oil and gas properties.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

The following is a summary of notes payable as of December 31 to related parties:

                                                               1997
                                                           ____________
Note payable to related corporation, currently
	in default, interest accruing at 19% per annum
        through December, 1991, 10% thereafter, secured
	by substantially all the Company's assets,
	including interests in oil and gas wells
	[See Note 8].                                              $5,791,000
                                                           ____________

NOTE 6 - NOTES PAYABLE

During 1997 the Company borrowed $1,722,275 from Duke Energy ["Duke"] to drill eight new wells. The loan is secured by the production from the wells. [See Note 3] Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 1997 the unpaid balance of the loan was $1,301,185. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the base amount is due on April 1, 1998, (b) a cumulative 50% is due on April 1, 1999, (c) a cumulative 60% is due on April 1, 2000, (d) a cumulative 90% is due on April 1, 2001, and (e) all remaining principal and interest is due on April 1, 2002.

During November 1996 the Company paid in full along with interest a note payable to a bank. The note payable amounted to $350,000 and was collateralized by a CD in the amount of $350,000 held in the name of JAGI Capital Group, Inc., a related party, the personal guarantee of an officer, director and shareholder of the Company and by a second lien on all of the Company's Colorado oil and gas properties and a first lien on the Wyoming oil and gas properties. Interest was also being paid to the JAGI Capital Group at 8.13%, the difference between 14% and the current yield on the CD's. The balance on the note at December 31, 1995 was $350,000. The Company deferred the expense of $108,109 in costs associated with the obtaining of this note payable and a related line of credit. Amortization expense for the deferred loan costs was $0 and $49,550 in 1997 and 1996, respectively.

                                 UNIOIL

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1997 and 1996, respectively, the total of all deferred tax assets was $6,773,208 and $6,354,609 and the total of the deferred tax liabilities was $1,751,783 and $1,315,306. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $5,021,426 and $5,039,303 as of December 31, 1997 and 1996, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1997, was $17,877.

The Company has available at December 31, 1997, unused tax operating loss carryforwards of approximately $17,616,189, which may be applied against future taxable income and expire in various years beginning in 1999 through 2012.

The components of income tax expense from continuing operations for the years ended December 31, 1997 and 1996 consist of the following:

                                                 Year Ended December 31,
                                                _________________________
                                                   1997           1996
                                                __________     __________
Current income tax expense:
	Federal                                        $        -     $       -
	State                                                   -             -
                                                 __________     __________
		Net current tax expense                                -             -
                                                 __________     __________
Deferred tax expense (benefit) arising from:
	Excess of tax over financial accounting
	  depreciation                                 $   (7,662)   $      775
	Excess of tax over financial accounting
	  depletion                                       444,139       (41,767)
	Contribution carryover                               (21)          (99)
	Reserve for bad debts                             (14,870)       (4,296)
	Capital loss carryforward                         154,073              -
	Net operating loss carryforwards                 (557,781)      (113,084)
	Valuation allowance                               (17,878)       158,471
                                                 __________     __________
		Net deferred tax expense                        $      -     $        -
                                                 __________     __________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. There is no portion of current or deferred tax expense that is required to be allocated to the extraordinary item.

                                 UNIOIL

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                 Year Ended December 31,
                                                _________________________
                                                   1997           1996
                                                __________     __________
Computed tax at the expected federal
  statutory rate                                    34.00%         34.00%
Capital loss carryforward                          (38.48)             -
Other                                               (8.73)          (.01)
State income taxes, net of federal income
  tax benefits                                       3.36           3.36
Valuation allowance                                  9.85         (37.35)
                                                __________     __________
Effective income tax rates                          0.00%          0.00%
                                                __________     __________

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1997 and 1996:

                                                  Year Ended December 31,
                                                __________________________
                                                    1997           1996
                                                ____________ _____________
Excess of tax over book accounting depreciation	$  (191,225)  $  (198,887)
Excess of tax over book accounting depletion      (1,560,558)  (1,116,419)
Contribution carryforward                                319           299
Reserve for bad debt                                  99,425        84,555
Capital loss carryover                                     -       154,073
NOL carryforwards                                  6,581,408     6,023,627
Investment tax credit carryforward                    92,056        92,056

The deferred taxes are reflected in the consolidated balance sheet as follows:

                                                 Year Ended December 31,
                                               _________________________
                                                  1997            1996
                                               ____________ ____________
Short term asset (liability)                   $          - $          -
Long term asset (liability)                    $          - $          -

NOTE 8 - RELATED PARTY TRANSACTIONS

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

                              UNIOIL

                    NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS [Continued]

An officer and director of the Company is affiliated with a law firm which provides legal representation, consultation and other services to the Company. During 1997, $0 in fees and $3,326 in out of pocket costs were incurred by the Company to this law firm. During 1996, $10,000 in fees and $0 in out of pocket costs were incurred by the Company to this law firm.

During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. Under the loan agreement, initial interest of $156,889 and an origination fee of $150,000 were paid to JA. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The loan bears interest at the greater of (1) 19% per annum or (2) 6% over the prime rate of 90-day commercial loans as published by Irving Trust Company of New York (subject to the maximum rate of interest allowed by law). The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In May, 1989, JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, since December 31, 1989, all monies received from oil and gas purchasers is deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. The same procedure is still in effect at December 31, 1997 except that the rights of JA have transferred from a former officer of the Company to interests held by certain current officers, directors and shareholders. Also, interest is being accrued by the Company at the rate(s) specified above through December, 1991 and at 10% per annum thereafter. Accrued interest payable on the loan amounts to $8,675,338 at December 31, 1997 and $8,096,242 at December 31, 1996.
Interest expense accrued on the loan was $579,096 and $579,096 for each of the years ended December 31, 1997 and 1996. No Interest was paid to JA for the years ended December 31, 1997 and 1996. Interest continues to be accrued on the note, but note holders have indicated that they will not pursue collection of the note in the near future and may be willing to consider some restructuring of the debt in an attempt to improve the financial condition of the Company [See Note 11].

At December 31, 1997 and 1996 the Company had a non-interest bearing accounts payable to JA in the amount of $156,266. The amount originated from various advances and payments between the two companies in prior years.

NOTE 9 - CONCENTRATION OF CREDIT RISKS

The Company's operations are located in Northern Colorado and Southern Wyoming. The Company sells substantially all of its oil production to a small number of purchasers in the area because it is able to negotiate more favorable terms with fewer purchasers. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

                             UNIOIL

                    NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONTINGENCIES AND LITIGATION

Litigation - The Company may become or is subject to investigation, claim or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

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

NOTE 11 - GOING CONCERN

The Company has incurred significant losses during the past several years, has current liabilities in excess of current assets of $16,193,835 at December 31, 1997, and has a net stockholders' deficit of $10,961,181 at December 31, 1997. These items raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans in regards to these matters are as follows:

Management has borrowed money and entered into other agreements to commence a drilling program. Management is hopeful that new wells and improved revenue streams will assist the Company in restructuring its operations.

Further, Management is still considering the possible conversion of all or part of $5,791,000 of notes payable and related accrued interest of approximately $8,675,338 to stockholders equity in exchange for the issuance of common stock.

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

NOTE 12 - EXTRAORDINARY AND UNUSUAL ITEMS

Extraordinary Item - During 1996 the Company obtained a forgiveness of debt from a vendor in the amount of $10,972. There were no extraordinary items during 1997.

                                UNIOIL

                      NOTES TO FINANCIAL STATEMENTS

NOTE 12 - EXTRAORDINARY AND UNUSUAL ITEMS [Continued]

Unusual Items - The Company has been an interest owner in a well which was operated by another party. The Company had agreed not to participate in the development of the well and was consequently not receiving any revenues until the well reached payout. The Company determined the payout on the well had resulted earlier than first indicated by the operator and the Company received a settlement of $177,858 during 1996 which has been recorded on the statement of operations under the caption "Interest income and other". The Company also recorded $23,604 from the settlement during 1997.

NOTE 13 - INCOME (LOSS) PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1997 and 1996:

                                          For the years Ended December 31,
                                          ________________________________
                                               1997               1996
                                          ______________    ______________
	Loss from continuing operations
        applicable to common stock       $     (400,408)   $     (424,330)

	Less: preferred dividends                     -                 -
                                          ______________    ______________
	Loss available to common
        stockholders used in
        Loss per share                   $     (400,408)   $     (424,330)
                                          ______________    ______________
	Weighted average number of
        common shares used in
        earnings per share
        outstanding during
        the period                            9,441,657         9,441,657
                                          ______________    ______________

Dilutive earnings per share was not presented as the Company has no options, warrants or other dilutive securities outstanding at December 31, 1997.

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

                            UNIOIL

                    SUPPLEMENTAL INFORMATION

                          [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

                Changes in Net Proved Reserves


                                               1997              1996
                                         ________________  _______________
                                           Oil     Gas       Oil     Gas
                                         (MBBLS)  (MMCF)   (MBBLS)  (MMCF)
                                         _______  _______  _______ _______
Estimated quantity at beginning
  of period                               1,836   26,486    2,217  28,466
Revisions of previous estimates            (128)  (2,723)    (363) (1,934)
Discoveries and extensions                    -        -        -       -
Purchase of reserves in place                 -        -        -       -
Production                                  (36)    (244)     (18)    (46)
Sale/disposal of reserves in place            -        -        -       -
                                        _______  _______  _______ _______

Estimated quantity at end of
  period                                  1,672   23,519    1,836  26,486
                                        _______  _______  _______ _______


Proved developed reserves:
  Beginning of period                       147      523       90     483
  End of period                             312    2,969      147     523
                                         _______  _______  _______ _______


Company's proportional interest
  in reserves of investees accounted
  for by the equity method - end
  of year                                     -        -        -       -
                                        _______  _______  _______ _______

                                UNIOIL

                        SUPPLEMENTAL INFORMATION

                              [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

          Costs Incurred in Oil and Gas Property Acquisition,
               Exploration and Development Activities


                                                         December 31,
                                                    ____________________
                                                       1997       1996
                                                    _________   ________
                                                [In Thousands of Dollars]
Acquisition of properties:
	Undevelopment leases                               $     17   $      -
	Proved producing leases                                  10          -
Exploration costs                                          -          -
Development costs                                      1,854          -
                                                     ________   ________
Total Additions to Oil and Gas
  Properties                                        $  1,881   $      -
                                                     ________   ________
Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs                                  $      -   $      -
                                                     ________   ________

      Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the
  period: [In thousands of dollars]
	Proved properties                                  $ 11,014   $  9,152
	Unproved properties                                     310        294
                                                     ________   ________
	Total Capitalized Costs                              11,324      9,446
Less accumulated depreciation and
  depletion                                           (6,098)    (5,716)
                                                     ________   ________
	Net Capitalized Costs                              $  5,226   $  3,730
                                                     ________   ________
Company's share of equity method
  investees' net capitalized costs                   $      -   $      -
                                                     ________   ________

                               UNIOIL

                      SUPPLEMENTAL INFORMATION

                             [Unaudited]

             OIL AND GAS PRODUCING ACTIVITIES [Continued]

            Results of Operations for Producing Activities

                                                          December 31,
                                                     ___________________
                                                       1997       1996
                                                     ________   ________
                                                [In Thousands of Dollars]

Oil and gas sales                                   $  1,133   $    621
Production costs                                        (285)      (271)
Exploration costs                                          -          -
Depreciation and depletion                              (382)        (7)
                                                    ________   ________
Income (loss) from operations                            466        343
Income tax benefit (expense)                            (158)      (117)
                                                    ________   ________
	Results of Operations from Producing
	  Activities [Excluding Corporate Overhead
	  and Interest Costs]                                   308        226
                                                    ________   ________
Company's share of equity method investees'
  results of operations for producing activities          -          -
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

                              [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

          Standard Measure of Discounted Future Net Cash Flows
                Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                       December 31,
                                                  ____________________
                                                     1997       1996
                                                  _________   ________
                                                [In Thousands of Dollars]

Future reserves                                   $  77,959   $135,335
Future production and development
  costs                                              55,973    (76,322)
Future income tax expenses                           (7,292)   (19,993)
                                                   ________   ________

Future net cash flows                                14,693     39,020
Discount to present value at 10 percent              (9,561    (22,460)
                                                   ________   ________

Standardized measure of discounted
  future net cash flows                            $  5,132   $ 16,560
                                                   ________   ________

Company's share of equity method
  investees' standardized measure of
  discounted future net cash flows                 $      -   $      -
                                                   ________   ________

                               UNIOIL

                       SUPPLEMENTAL INFORMATION

                             [Unaudited]

             OIL AND GAS PRODUCING ACTIVITIES [Continued]

        Standard Measure of Discounted Future Net Cash Flows
              Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                      December 31,
                                                  ____________________
                                                    1997        1996
                                                  _________   ________
                                               [In Thousands of Dollars]

Balance at beginning of period                    $  16,560   $  6,066
Sales of oil and gas net of production
  costs                                               (848)      (350)
Revisions to reserves proved in prior
  years:
	Changes in prices and costs                       (48,307)    74,662
	Changes in quantity estimates and
	  timing of production                              25,026    (75,049)
Additions to proved reserves:
	Acquisition of reserves in place                       -          -
	Current year discoveries, extensions
	  and improved recoveries                              -          -
	Estimated future development and
	  production costs related to current
	  year acquisitions, discoveries,
	  extensions and improved recoveries                   -          -
	Net change in income taxes                         12,701     11,231
	Sales of reserves in place                             -          -
	Accretion of discount                                  -          -
	Other - change in ten percent
	  discount                                             -          -
                                                   ________   ________
Balance at End of Period                           $  5,132   $ 16,560
                                                   ________   ________