Form 10KSB/A
period 1997-12-31
UNIOIL CORP
filed 1998-04-22
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                     FORM 10-KSB/A

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

(Note: Richard C. Zelnar resigned from the board of Directors during 1997)


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

     (b)  Security Ownership of Management.

     The following table indicates the stock ownership of the Issuer's present directors as well as all present officers and directors as a group:

                         Title of   Amount and Nature of     Percent
Name                      Class     Beneficial Ownership     Owned

Charles E. Ayers, Jr.    Common     3,000,000 shares         31.8%

Fred C. Jones            Common     -0- shares                  0%

Jamie R. Hood            Common     -0- shares                  0%

All officers and                     3,000,000 shares         31.8%
directors as a group
(3 people)


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

     Also as previously mentioned, the Issuer was able to settle the remaining outstanding judgments against it during 1994 by obtaining $700,000 in loans and lines of credit, and using the cash available to it from such loans and lines of credit to make settlement offers that included substantial payments of cash, which the remaining judgment creditors accepted. The Issuer obtained a $350,000 loan by pledging its Colorado properties to secure such obligation. As part of that arrangement, JAGI agreed to subordinate its secured interest in such properties. In order to obtain the other $350,000 line of credit, the bank required
$350,000 in Certificates of Deposit as collateral, as well as the personal guarantee of Charles E. Ayers, Jr. the current Chief Executive Officer and Chairman of the Board of Directors of the Issuer. These Certificates of Deposit funds were provided by an affiliate, JAGI Capital Group, Inc. (the "Capital Group"), an entity of which a former member of management, Richard C. Zelnar, is an owner. As part of these transactions, the Capital Group entered into an agreement with the Company pursuant to which the Company paid $35,000 to the Capital Group at closing, and will pay interest in an amount equal to the difference between the yield on the Certificates of Deposit and an 11% rate of return the first year, and 14% the second year. Also, the Company agreed to give the Capital Group a one quarter of one percent overriding royalty interest in all wells it drills on undeveloped acreage, and increase the interest to one half of one percent if the loan is extended for a second year. In addition, the Company agreed to pledge its Wyoming properties to secure this obligation. In the event the Company defaulted under this agreement, the Capital Group had the right to receive the income from the Wyoming properties until the Certificates of Deposit are released by the bank. During 1996, the Capital Group was paid off.


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