Form 10QSB
period 1998-03-31
UNIOIL CORP
filed 1998-05-20
CIK 352710

FORM 10-QSB
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period of ____________ to ____________

     Commission file number 0-10089

                                     UNIOIL
____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                 Nevada                            93-0782780
_____________________________          _____________________________________
(State or other jurisdiction           (I.R.S. Employer identification number)
                                        of incorporation or organization)

     3817 Carson Avenue, P.O. Box 310
              Evans, Colorado                        80620
_______________________________________            _________
(Address of principal executive offices)   (ZipCode)

Registrant's phone number, including area code      (970) 330-6300

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for a shorter period that the registrant was required to file such reports),
Yes  X  No ___

   and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                 Outstanding at March 31, 1998
         _____________________________   _____________________________________
         (Common stock,$.01 par value)                9,441,657

                                     UNIOIL

                                     INDEX


                                                               Page No.
Part I           Financial Information

                  Condensed balance sheets-                            1
                   March 31, 1998 and December 31, 1997

                  Condensed statements of operations-                  2
                   three months ended March 31, 1998 and 1997

                  Condensed statements of cash flows-                  3
                   three months ended March 31, 1998 and 1997

                  Notes to condensed financial statements              4

                  Management's Discussion and Analysis of Financial    5
                   Condition and Results of Operations


Part II           Other Information

                  Item 1  Legal Proceedings                            6

                  Item 2  Changes in Securities                        6

                  Item 3  Defaults upon Senior Securities              6

                  Item 4  Submission of Matters to a Vote of           7
                          Security Holders

                  Item 5  Other Information                            7

                  Item 6  Exhibits and Reports on Form 8-K             7

                            PART I - FINANCIAL INFORMATION

                                        UNIOIL

                               CONDENSED BALANCE SHEETS
                                      (Unaudited)

                                        ASSETS

                                                 March 31,      December 31,
                                                   1998            1997
                                               ____________   ______________
                                               (Unaudited)           *

Current Assets
   Cash                                         $  203,903        $  130,829
   Joint Interest and Trade Acct. Rec.             130,266           160,573
   Prepaid Expenses                                  2,283             4,058
   Deferred Loan Costs, net                            -0-               -0-
                                               ____________   ______________

          Total current assets                     336,452           295,460
                                               ____________   ______________

Property and Equipment                              49,556            49,556
   Less accumulated depreciation                    45,555            45,313
                                               ____________   ______________

           Total property and equipment              4,001             4,243
                                               _____________  ______________

Investment in Oil and Gas Properties            11,324,476        11,324,476
   Less accumulated depletion, depreciation      6,225,579         6,098,217
      and amortization                         ______________ ______________
                                                 5,098,897         5,226,259
                                               ______________ ______________
Deferred Tax Assets                                    -0-               -0-

Other Assets                                         2,152             2,152
                                               ______________ ______________

          Total Assets                        $  5,441,502      $  5,528,114
                                               _____________  ______________

                                        LIABILITIES
Current Liabilites
   Accounts Payable & Other Liabilities        $   416,073       $   371,773
   Accrued Interest                              8,820,111         8,675,337
   Notes Payable                                 7,321,022         7,442,185
   Deferred Tax Liabilities                            -0-               -0-
                                              ______________  ______________

          Total Current Liabilites             16,557,2061         6,489,295
                                              ______________  ______________

Stockholders' Deficit
   Common Stock                                     94,417            94,417
   Capital in Excess of Par                      4,062,520         4,062,520
   Retained Earnings (Deficit)                 (15,272,641)      (15,118,118)
                                              _______________  _____________

          Total Stockholders' Deficit          (11,115,704)      (10,961,181)
                                              ________________ ______________

          Total Liabilities and
          Stockholders' Deficit               $  5,441,502      $  5,528,114
                                              ________________ _____________

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                                     UNIOIL

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                       March 31,   March 31,
                                                         1998        1997
                                                       _____________________
Revenue
   Oil & Gas Sales                                     $228,911     $115,890
   Interest Income                                        1,022          873
   Income from serving as operator                        6,469        8,553
   Miscellaneous Income                                      80        1,076
                                                       _____________________

          Total Revenue                                 236,482      126,392

Costs & Expenses
   Production Costs and Related Taxes                    44,950       63,154
   General and Administrative Expenses                   47,205       46,167
   Depletion, Depreciation & Amortization               127,604       31,644
   Interest Expense                                     171,247      151,794
                                                       _____________________

          Total Costs & Expenses                        391,006      292,759
                                                       _____________________

Loss before income taxes                               (154,524)    (166,367)

Income Taxes                                               ---         ---

Net Loss                                             $ (154,524)  $ (166,367)
                                                       ______________________

Net Loss per share                                       $ (.02)      $ (.02)
                                                       ______________________


The accompanying notes are an integral part of these condensed financial statements.

                                          UNIOIL

                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                      Three months ended
                                                     March 31,   March 31,
                                                        1998        1997
                                                   ________________________
Cash Flows From (To) Operating Activities
   Net Loss                                        $  (154,524) $  (166,367)
Adjustments to reconcile net loss to net cash      ____________  ___________
   used in operating activities:
   Depreciation, Depletion & Amortization              127,604       31,644
   Changes in Assets and Liabilities
          Joint Interest & Trade Receivables            30,307       11,542
          Other Assets                                   1,775        1,478
          Accounts Payable and Taxes Payable            44,299        5,075
          Accrued Interest Payable                     144,774      144,774
                                                   _____________ ___________
                                                       348,759      194,513
                                                   _____________ ___________

          Net Cash Provided (Used) by Operations       194,235       28,146

Cash Flows From (To) Investing Activities
   Disposition of Property & Equipment                    ---       (33,076)
   Acquisition of Oil & Gas Properties                    ---         ----
   Deferred Loan Costs                                    ---         ----
                                                   _____________ ___________

          Net Cash Provided (Used) by Investing
          Activities                                      ---       (33,076)

Cash Flows From (To) Financing Activities
   Proceeds from Notes Payable                        (121,163)         -0-
                                                   _____________ ___________

          Net Cash Used by Financing Activities       (121,163)         -0-
                                                   _____________ ___________

Net Increase (Decrease) in Cash                         73,072       (4,930)

Cash at Beginning of Period                            130,829      118,886
                                                   _____________ ___________

Cash at End of Period                                $ 203,901    $ 113,956
                                                   _____________ ___________


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

The  results of operations for the three month period ending March
31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INCOME TAXES

No provision for income taxes has been recorded due to net operating losses. The Company has net operating loss carryforwards of approximately $17,616,189 which may be applied against future taxable income expiring in various years beginning in 1999 through 2012.

NOTE 3: RELATED PARTY TRANSACTIONS

During   1985,  the  Company  borrowed  approximately  $6,000,000  from
Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells.
The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In 1989 JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, all monies received from oil and gas purchasers were then deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. During 1990 the rights of Joseph Associates, Inc. were acquired by Joseph Associates of Greeley,Inc. and the same procedure is still in effect during 1998. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

At March 31, 1998, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $8,820,112.00.

During the three months ending March 31, 1998, interest in the amount of $144,774.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

NOTE 4: LITIGATION

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

LIQUIDITY and CAPITAL RESOURCES

     At March 31, 1998, the issuer was insolvent; liabilities greatly exceed assets and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. (JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

     There  are  three major areas of indebtedness  of  the  Company.   The
principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 17 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at March 31, 1998 and as of the date hereof, the debt has not been restructured and remains on the books. The second secured debt is a $350,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. The third secured debt is to Duke Energy which was used to finance the drilling and completion of eight new wells during 1997.

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

Item 2.   Changes in Securities

     No changes in securities occurred in the first quarter of 1998 covered by this report.

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

Item 4.        Submission of Matters to a Vote of Security Holders
,
               No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter of 1998 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

              (a)  Exhibits.  None

              (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the first quarter of the year 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     May 19, 1998         /s/ Charles E. Ayers
                              Charles E. Ayers, Jr., Chairman,
                              Chief Executive Officer and Director



Date      May 14, 1998        /s/ Fred C. Jones
                              Fred C. Jones
                              Vice President, Secretary and Director