Form 10QSB
period 1998-06-30
UNIOIL CORP
filed 1998-08-07
CIK 352710

FORM 10-QSB
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for a shorter period that the registrant was required to file such reports),
Yes [X]  No [ ]

     and (2) has been subject to such filing requirements for the past
90 days.
Yes [X]  No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class                               Outstanding at June 30, 1998
(Common stock, $.01 par value)                    9,441,657

                                UNIOIL

                                 INDEX

                                                  Page No.
Part I       Financial Information

                Condensed balance sheets-                    1
                   June 30, 1998 and December 31, 1997

                Condensed statements of operations-          2
                   six months ended June 30, 1998 and 1997

                Condensed statements of cash flows-          3
                   six months ended June 30, 1998 and 1997

                Notes to condensed financial statements      4

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations       5


Part II      Other Information

                Item 1  Legal Proceedings                    6

                Item 2  Changes in Securities                6

                Item 3  Defaults upon Senior Securities      6

                Item 4  Submission of Matters to a Vote of   7
                           Security Holders

                Item 5  Other Information                    7

                Item 6  Exhibits and Reports on Form 8-K     7

                    PART I - FINANCIAL INFORMATION

                                UNIOIL

                       CONDENSED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                            June 30,    December 31,
                                              1998          1997
                                            ----------   ---------
                                           (Unaudited)       *

Current Assets
   Cash                                    $  184,536   $  130,829
   Joint Interest and Trade Acct. Rec.        136,024      160,573
   Prepaid Expenses                             1,100        4,058
   Deferred Loan Costs, net                       -0-          -0-
                                           __________    _________
          Total current assets                321,660      295,460
                                           __________    _________
Property and Equipment                         49,556       49,556
   Less accumulated depreciation               45,797       45,313
                                           __________    _________
           Total property and equipment         3,759        4,243
                                           __________    _________
Investment in Oil and Gas Properties       11,324,476   11,324,476
   Less accumulated depletion, depreciation 6,246,696    6,098,217
      and amortization
                                           __________    _________
                                            5,077,780    5,226,259
                                           __________    _________
Deferred Tax Assets                               -0-          -0-

Other Assets                                    2,152        2,152
                                           __________    _________
          Total Assets                   $  5,405,351  $ 5,528,114
                                           __________    _________

                              LIABILITIES
Current Liabilities
   Accounts Payable & Other Liabilities   $   413,016  $   371,773
   Accrued Interest                         8,964,886    8,675,337
   Notes Payable                            7,211,823    7,442,185
   Deferred Tax Liabilities                       -0-          -0-
                                           __________    _________
          Total Current Liabilities        16,589,725   16,489,295
                                           __________    _________
Stockholders' Deficit
   Common Stock                                94,417       94,417
   Capital in Excess of Par                 4,062,520    4,062,520
   Retained Earnings (Deficit)           (15,341,311) (15,118,118)
                                           __________    _________
      Total Stockholders' Deficit        (11,184,374) (10,961,181)
                                           __________    _________
      Total Liabilities and
          Stockholders' Deficit          $  5,405,351 $  5,528,114
                                           __________    _________

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                                UNIOIL

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                   Six months ended   Three months ended
                                       June 30             June 30
                                  _________________   __________________
                                     1998     1997       1998     1997
                                  ________  ________  ________  ________
Revenue
   Oil & Gas Sales                $446,678  $230,508  $217,767  $114,618
   Interest Income                   2,345     1,469     1,323       596
   Income from serving as operator  14,109    16,975     7,640     8,422
   Miscellaneous Income                500     2,307       420     1,231
                                  ________  ________  ________  ________
          Total Revenue            463,632   251,259   227,150   124,867
                                  ________  ________  ________  ________
Costs & Expenses
   Production Costs and
       Related Taxes                81,187   115,918    36,237    52,764
   General and Administrative
       Expenses                    104,617   105,394    57,412    59,227
   Depletion, Depreciation
       & Amortization              148,963    67,235    21,359    35,591
   Interest Expense                352,059   305,269   180,812   153,475
                                  ________  ________  ________  ________
          Total Costs & Expenses   686,826   593,816   295,820   301,057
                                  ________  ________  ________  ________
Loss before income taxes         (223,194) (342,557)  (68,670) (176,190)

Income Taxes                           ---      ---      ---      ---
                                  ________  ________  ________  ________
Net Loss                       $(223,194) $(342,557) $(68,670) $(176,190)
                                  ________  ________  ________  ________
Net Loss per share                $(.024)   $(.036)    $(.007)   $(.02)
                                  ________  ________  ________  ________

The accompanying notes are an integral part of these condensed financial statements.

                                UNIOIL

                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      Six months ended
                                                ________________________
                                                  June 30,      June 30,
                                                    1998          1997
                                                __________    __________

Cash Flows From (To) Operating Activities
   Net Loss                                     $ (223,194)   $ (342,557)
                                                __________    __________
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, Depletion & Amortization          148,963        67,235
   Changes in Assets and Liabilities
          Joint Interest & Trade Receivables        24,549         6,154
          Other Assets                               2,958         2,463
          Accounts Payable and Taxes Payable        41,243       424,080
          Accrued Interest Payable                 289,548       289,548
                                                __________    __________
                                                   358,298       722,245
                                                __________    __________
          Net Cash Provided (Used) by Operations   284,067       446,923
                                                __________    __________
Cash Flows From (To) Investing Activities
   Disposition of Property & Equipment                -0-        (2,076)
   Acquisition of Oil & Gas Properties                -0-    (1,670,270)
   Deferred Loan Costs                                -0-           -0-
                                                __________    __________
          Net Cash Provided (Used) by
             Investing Activities                  $  -0-  $ (1,672,346)
                                                __________    __________
Cash Flows From (To) Financing Activities
   Proceeds from Notes Payable                  (230,362)     1,151,988
                                                __________    __________
          Net Cash Used by
             Financing Activities               (230,362)     1,151,988
                                                __________    __________
Net Increase (Decrease) in Cash                    53,707       (73,435)

Cash at Beginning of Period                       130,829       118,886
                                                __________    __________
Cash at End of Period                         $   184,534     $  45,451
                                                __________    __________

Supplemental Schedule of Noncash Investing and Financing Activities:

     None




The accompanying notes are an integral part of these condensed financial statements.

                                UNIOIL

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operation and cash flows for the interim periods.

The results of operations for the six month period ending June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INCOME TAXES

No provision for income taxes has been recorded due to net operating losses. The Company has net operating loss carryforwards of approximately $17,616,189 which may be applied against future taxable income expiring in various years beginning in 1999 through 2012.

NOTE 3: RELATED PARTY TRANSACTIONS

During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In 1989 JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, all moneys received from oil and gas purchasers were then deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. During 1990 the rights of Joseph Associates, Inc. were acquired by Joseph Associates of Greeley, Inc. and the same procedure is still in effect during 1998. It is presently contemplated that this debt will be restructured, but the terms of such restructuring have not been determined or agreed to as of the date hereof.

At June 30, 1998, the unpaid note balance was $5,791,000.00 and the related Accrued Interest balance was $8,964,886.00.

During the six months ending June 30, 1998, interest in the amount of $289,548.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

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

LIQUIDITY and CAPITAL RESOURCES

           At June 30, 1998, the issuer was insolvent; liabilities greatly exceed assets and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. (JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

           There are three major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 17 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at June 30, 1998 and as of the date hereof, the debt has not been restructured and remains on the books. The second secured debt is a $350,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. The third secured debt is to Duke Energy Financial Services, Inc. which was used to finance the drilling and completion of eight new wells in 1997.

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

           The Issuer has continued to incur net losses due primarily to interest expenses. After netting interest income and expense, which includes an annual accrual of $579,096 of interest expense on the secured debt owed to JAGI, the Company's net loss was $(223,194) for the six months ended June 30, 1998 compared to $(342,557) for the six months ended June 30, 1997.

           However, the Company's actual results from operations (before interest income, interest expense and income taxes) improved significantly during the last current year compared to the preceding year. The Company had operating income of $126,520 during the six months ended June 30, 1998, compared to an operating loss of $(38,757) during the six months ended June 30, 1997. This resulted from an increase in total revenues to $461,287 during the six months ended June 30, 1998, which almost doubled compared to total revenues of $249,790 for the same period in 1997.
The increase is primarily the result of the resumption of drilling activity in 1997. With the Company having been able to enter into agreements providing for drilling activity to resume with respect to the Company's leasehold interests, management is hopeful the Company's results of operations will continue to improve; however, there is absolutely no assurance of this.

           The Company's oil revenues for the second quarter 1998 are less than expected for two reasons: 1) Crude oil prices have been the lowest in the past 12 years and 2) because of extremely low oil prices during May and June the Company elected to ship/sell only that crude oil that was necessary due to tank capacity running low. This will also be the case during the month of July. As oil prices increase the company will sell more crude oil taking advantage of higher prices.

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

Item 2.   Changes in Securities

           No changes in securities occurred in the second quarter of 1998 covered by this report.

Item 3.   Defaults upon Senior Securities

           All of the issuer's liabilities are classified as current because they mature currently or are already past due. The issuer is in default with respect to its principal outstanding liability. This liability is the secured indebtedness to Joseph Associates of Greeley, Inc. This item, including accrued interest, comprise approximately 95% of the issuer's total liabilities. In its present financial condition, the issuer is not able to pay off this liability or even pay interest which accrues thereon. Management is therefore attempting to negotiate some restructuring of the secured indebtedness as a means of curing such default. There is no assurance management will be able to do this.
                                  -6-

Item 4.        Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of 1998 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

          None

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the second quarter of the year 1998.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        July 27, 1998           /s/ Charles E. Ayers, Jr.
Date ____________________     ____________________________________
                              Charles E. Ayers, Jr., Chairman,
                              Chief Executive Officer and Director


        July 24, 1998           /s/ Fred C. Jones
Date ____________________     ____________________________________
                              Fred C. Jones
                              Vice President, Secretary and Director