Form 10QSB
period 1998-09-30
UNIOIL CORP
filed 1998-10-30
CIK 352710

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

        Class                      Outstanding at September 30, 1998
(Common stock, $.01 par value)                9,441,657

                           UNIOIL

                            INDEX

                                                                 Page No.
Part I   Financial Information

         Condensed balance sheets-                                     1
           September 30, 1998 and December 31, 1997

         Condensed statements of operations-                           2
           nine months ended September 30, 1998 and 1997

         Condensed statements of cash flows-                           3
           nine months ended September 30, 1998 and 1997

         Notes to condensed financial statements                       4

         Management's Discussion and Analysis of Financial             5
           Condition and Results of Operations


Part II  Other Information

         Item 1  Legal Proceedings                                     6

         Item 2  Changes in Securities                                 6

         Item 3  Defaults upon Senior Securities                       6

         Item 4  Submission of Matters to a Vote of                    7
                 Security Holders

         Item 5  Other Information                                     7

         Item 6  Exhibits and Reports on Form 8-K                      7

               PART I - FINANCIAL INFORMATION
                           UNIOIL
                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                           ASSETS

                                             September 30,      December 31,
                                                1998                1997
                                             (Unaudited)              *
                                           ____________       ____________
Current Assets
   Cash                                    $     143,990      $     130,829
   Joint Interest and Trade Acct. Rec.           142,879            160,573
   Prepaid Expenses                                1,100              4,058
                                           ____________       ____________
          Total current assets                   287,969            295,460
                                           ____________       ____________
Property and Equipment                            49,556             49,556
   Less accumulated depreciation                  46,039             45,313
                                           ____________       ____________
                                                   3,517              4,243

Investment in Oil and Gas Properties          11,324,476         11,324,476
   Less accumulated depletion, depreciation
     and amortization                          6,281,892          6,098,217
                                           ____________       ____________
                                               5,042,584          5,226,259
Other Assets                                       2,152              2,152
                                           ____________       ____________
          Total Assets                      $  5,336,222       $  5,528,114
                                           ____________       ____________

                         LIABILITIES
Current Liabilities
   Accounts Payable & Other Liabilities     $    432,396       $    371,773
   Accrued Interest                            9,109,660          8,675,337
   Notes Payable                               7,086,751          7,442,185
                                           ____________       ____________
          Total Current Liabilities           16,628,807         16,489,295
Stockholders' Deficit
   Common Stock                                   94,417             94,417
   Capital in Excess of Par                    4,062,520          4,062,520
   Retained Earnings (Deficit)               (15,449,523)       (15,118,118)
                                           ____________       ____________
          Total Stockholders' Deficit        (11,292,586)       (10,961,181)
                                           ____________       ____________
          Total Liabilities and
             Stockholders' Deficit           $ 5,336,221        $ 5,528,114
                                           ____________       ____________
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                   Nine months ended     Three months ended
                                      September 30          September 30
                                    1998        1997      1998        1997
                                   ________   ________   ________  _______
Revenue
   Oil & Gas Sales                 $647,209   $614,171   $200,531  $383,663
   Interest Income                    4,708      1,604      2,363       135
   Income from serving as operator   21,446     25,128      7,337     8,153
   Miscellaneous Income                 282      7,567       (218)    5,260
                                   ________   ________   ________  _______
          Total Revenue             673,645    648,470    210,013   397,211
                                   ________   ________   ________  _______
Costs & Expenses
   Production Costs and
     Related Taxes                  145,957    196,775     64,770    80,857
   General and Administrative
     Expenses                       143,664    152,820     39,047    47,426
   Depletion, Depreciation
     & Amortization                 184,401     98,424     35,438    31,189
   Interest Expense                 531,028    502,273    178,969   197,004
                                   ________   ________   ________  _______
          Total Costs & Expenses  1,005,050    950,292    318,224   356,476
                                   ________   ________   ________  _______
Loss before income taxes           (331,405)  (301,822)  (108,211)   40,735

Income Taxes                          ---        ---        ---        ---
                                   ________   ________   ________  _______
Net Profit/Loss                   $(331,405) $(301,822) $(108,211) $ 40,735
                                   ________   ________   ________  _______
Net Profit/Loss per share         $   (.035) $    (.03) $   (.011) $   .004
                                   ________   ________   ________  _______

The accompanying notes are an integral part of these condensed financial statements.

                           UNIOIL
             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                                    Nine months ended
                                              September 30,   September 30,
                                                  1998            1997
                                               ___________     ____________
Cash Flows From (To) Operating Activities
   Net Loss                                   $   (331,405)     $  (301,822)
                                               ___________     ____________
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation, Depletion & Amortization          184,401           93,191
   Changes in Assets and Liabilities
          Joint Interest & Trade Receivables        17,694           (6,031)
          Other Assets                               2,958            2,463
          Accounts Payable and Taxes Payable        60,623           34,459
          Accrued Interest Payable                 434,322          434,322
                                               ___________     ____________
                                                   699,998          558,404
                                               ___________     ____________
          Net Cash Provided (Used) by Operations   368,593          256,582
                                               ___________     ____________
Cash Flows From (To) Investing Activities
   Disposition of Property & Equipment                 -0-            3,158
   Acquisition of Oil & Gas Properties                 -0-       (1,874,502)
                                               ___________     ____________
          Net Cash Provided (Used) by
            Investing Activities                       -0-       (1,871,344)
                                               ___________     ____________
Cash Flows From (To) Financing Activities
   Proceeds from Notes Payable                    (355,433)       1,539,487
                                               ___________     ____________
          Net Cash Used by Financing Activities   (355,433)       1,539,487
                                               ___________     ____________
Net Increase (Decrease) in Cash                     13,160          (75,275)

Cash at Beginning of Period                        130,829          118,886
                                               ___________     ____________
Cash at End of Period                           $  143,989       $   43,611
                                               ___________     ____________

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

The  results of operations for the nine month period  ending
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

At   September  30,  1998,  the  unpaid  note  balance   was
$5,791,000.00 and the related Accrued Interest balance was $9,109,660.00.

During the nine months ending September 30, 1998, interest in the amount of $434,322.00 was accrued on the note and charged to expense. Additionally, the Company has a non-interest bearing payable to Joseph Associates of Greeley, Inc. in the amount of $156,266.00.

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

LIQUIDITY and CAPITAL RESOURCES

           At September 30, 1998, the issuer was insolvent; liabilities greatly exceed assets and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such a financial condition, the issuer cannot raise additional funds to meet such commitments. The issuer has been able to continue operations only because Joseph Associates of Greeley, Inc. (JAGI"), whose secured position has priority, has been foregoing its right to foreclose upon all the issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the issuer's interest in oil and gas properties.

          There are three major areas of indebtedness of the Company. The principal one is the secured debt owed to JAGI. With the interest that has been accrued each year, this debt is in excess of 14 million dollars. Management of the Company and JAGI intend to work out some restructuring of this debt; however, at September 30, 1998 and as of the date hereof, the debt has not been restructured and remains on the books. The second secured debt is a $344,000 loan from a local bank and is collateralized by a first lien on the Company's Colorado oil and gas properties. The Company used approximately $287,500 of these proceeds to settle outstanding judgment liabilities. The third secured debt is to Duke Energy Financial Services, Inc. which was used to finance the drilling and completion of eight new wells in 1997.

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

           The Issuer has continued to incur net losses due primarily to interest expenses. After netting interest income and expense, which includes a nine month accrual of $434,322 of interest expense on the secured debt owed to JAGI, the Company's net loss was $(331,405) for the nine months ended September 30, 1998 compared to $(301,822) for the nine months ended September 30, 1997.

           The Company's actual results from operations (before interest income, interest expense and income taxes) was near the same during the last current year compared to the preceding year. The Company had operating income of $194,915 during the nine months ended September 30, 1998 compared to an operating income of $198,847 during the nine months ended September 30, 1997. The total revenues were $668,937 during the nine months ended September 30, 1998 compared to total revenues of $646,866 for the same period in 1997. Had crude oil prices not been the lowest they have been in the last 12 years a significant gain would have been seen in third quarter 1998 revenues and operating income.

          At this time there is no indication that crude oil prices will improve anytime soon as the analysts are continuing to say we have an oversupply of crude on hand and no huge efforts to cut world wide production significantly. As a result the Company does not see the fourth quarter improving.
                             -5-

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

Item 2.   Changes in Securities

           No changes in securities occurred in the third quarter of 1998 covered by this report.

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
Holders

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the third quarter of 1998 covered by this report. The last meeting of stockholders of Unioil was held in July, 1983.

Item 5.        Other Information

          None

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

           (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the third quarter of the year 1998.

                         SIGNATURES

           Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       October 23, 1998           /s/ Charles E. Ayers, Jr.
Date ____________________        ____________________________________
                                 Charles E. Ayers, Jr., Chairman,
                                 Chief Executive Officer and Director


       October 22, 1998           /s/ Fred C. Jones
Date ____________________        ____________________________________
                                 Fred C. Jones
                                 Vice President, Secretary and Director