Form 10KSB
period 1998-12-31
UNIOIL
filed 2005-05-05
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

       Commission File No. 0-10089
                          --------

[_]    Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange Act of 1934 For the transition period from          to         .
                                                          ---------   ---------

                                     UNIOIL
                               ------------------
                 (Name of small business Issuer in its charter)

        Nevada                                                       93-0782780
----------------------                                             -------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

             3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620
             -------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock, par value $0.01 per share                       9,441,657
-----------------------------------------               ------------------------
         Title of Class                                 Shares outstanding as of
                                                            December 31, 1998

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such
reports)                                                       Yes       No  X
                                                                  -----    -----

and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X    No
                                                                  -----    -----


Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [ ]

The Issuer's revenues for its most recent fiscal year:                  $856,037
                                                                        --------

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
                                                               Yes  X    No
                                                                  -----    -----

None of the following  documents is  incorporated by reference into this report:
(1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

       (a)    Business Development.
              ---------------------

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

       On August 17, 1984, the Issuer filed a Voluntary Petition for Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"). The Issuer continued in the reorganization process until March 23, 1989 when the Bankruptcy Court issued a Final Decree discharging the Issuer. Even though the Issuer's Plan of Reorganization had been approved and confirmed by the Bankruptcy Court in 1985, the Issuer was not discharged from bankruptcy until 1989 due to continuing legal proceedings involving the Issuer over which the Bankruptcy Court needed to retain jurisdiction pending resolution. See Item
                                                                            ----
3. Legal Proceedings.
--------------------

       The Plan of Reorganization approved by the Bankruptcy Court had been funded by a secured loan from Joseph Associates, Inc. ("JAI"). All of the Issuer's assets, including its cash and accounts receivable, were pledged to JAI to secure the indebtedness owed to it. Because of the Issuer's inability to repay this indebtedness on schedule, during 1990 JAI, as the mortgagee under the Mortgage, Security Agreement, Assignment and financing statements securing these loans, notified the first purchasers of oil and gas produced from properties in which the Issuer had an interest to direct all payments of proceeds attributable to the Issuer's interests directly to JAI because the Issuer had failed to make payments on the loan as required. See Item 3. Legal Proceedings.
                                      -------------------------

       JAI subsequently assigned its position as a secured party with respect to the Issuer's loan to Joseph Associates of Greeley, Inc. ("JAGI"), an entity controlled by the persons to whom JAI was indebted. JAGI is now the direct recipient of all production payments attributable to the Issuer's interests in oil and gas properties.

       (b)    Business of Issuer.
              -------------------

       Beginning in January 1982, the Issuer engaged in various aspects of the oil and gas business primarily involving the acquisition of interests in oil and gas leases and arrangements to provide for or participate in the development and operation of such interests. Prior to its bankruptcy, the Company participated with other firms and investors in the drilling of numerous oil and gas wells. The Company sometimes acted as the operator of the wells in which it participated but all drilling and related work was done through separate contractors.

       The Company's current holdings are located in Colorado and Wyoming. Soon after filing for bankruptcy protection in August 1984, all acquisition and drilling activity of the Issuer ceased. The Issuer participated in the drilling of only one well in 1985, and did not participate in the drilling of any more wells until 1997. During the pendency of the bankruptcy and after its discharge until 1997, the Issuer's business activity was limited to continued operation of existing wells drilled on properties it acquired. In some instances, the Company re-worked existing wells to increase production.

       During 1996, the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. See Item 2. Description of Property --
                                            ------------------------------------
Drilling Activity.
-----------------

       As an operator of and interest holder in a number of producing oil and gas wells, the Issuer's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Issuer is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Issuer. The Issuer's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Issuer has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Issuer can only sell its oil to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. As of December 31, 1998, none of the gas producing wells in which the Issuer had an interest was shut-in. As of that date, moreover, the Issuer had gas and oil contracts in place for all the output from the wells in which the Issuer had an interest.

Item 2.  Description of Property
--------------------------------

       (a) The Company's principal business offices are located at 3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620. The Company currently leases these offices on a month-to-month basis, with monthly payments of $1,000. The building contains about 6,300 square feet of improved space of which about 2,500 square feet is utilized by the Company for its offices. The Company's other property and equipment (other than oil and gas properties) consists principally of equipment used in the field in connection with oil and gas exploration and production activities.

Reserves and Other Information
------------------------------

       Information regarding oil and gas reserves and the present value of estimated future net revenues is set forth as supplemental information in the financial statements attached hereto.

       Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 1998, are presented in summary form below:

                                                 Crude Oil       Natural Gas
                                                 ---------       -----------

Proved Developed/Prod. Reserves                    184,341        2,284,042
Proved Developed/Nonprod. Reserves                  37,496          392,325
Proved Undeveloped Reserves                      1,922,117       24,741,602
                                                 ---------       ----------
         Total Reserves                          2,143,984       27,417,969
                                                 =========       ==========

       Proved undeveloped reserves will only be recognized through substantial drilling in future years. No assurance is given that any such development will take place.

       Natural gas volumes are expressed in MCF (thousands of cubic feet) measured at standard conditions of temperature and pressure applicable in the area where the reserves are located. Condensate reserves estimated are those obtained from normal separator recovery. Crude oil and natural gas liquids are stated as standard barrels of 42 U.S. gallons per barrel.

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

       Prices for crude oil, natural gas liquids, and natural gas effective in December 1998 reflect the posted prices in the Rocky Mountain Region on December 31, 1998. Current average operating costs are used in estimating future costs required to operate the properties. Low oil and gas prices in 1998 drastically reduced economic lives and cash flow projections of reserves. Although reserves calculated in 1998 are similar to 1997 reserves, cash flow projections are very different. A substantial decrease is observed, especially for the proved undeveloped reserves. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                 10% Disc.
                                              Future Net         Future net
                                              Revenue            Revenue
                                              -------            -------
Proved Developed/Prod. Reserves               $  3,479,073       $ 2,053,003
Proved Developed/Nonprod. Reserves                 305,665           163,066
Proved Undeveloped Reserves                     13,670,083         1,942,030
                                              ------------      ------------
       Total Reserves                         $ 17,454,821       $ 4,158,099
                                              ============      ============

Reserves Reported to Other Agencies
-----------------------------------

       The Issuer has not filed or reported reserve information to any federal authority or agency since the beginning of the last fiscal year.

Drilling Activity
-----------------

       The Company did not participate in any drilling activity from 1985 through 1996. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. See, Item 13.
                                                                        --------
- Exhibit  10.1.  Prima will act as operator  and  finance  the  drilling of the
---------------
wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout.

       In December 1996, the Company entered into an agreement with PanEnergy Financial Services, Inc., now known as Duke Energy Financial Services, Inc. ("Duke Energy") to provide financing for the drilling and completion costs of wells. See, Item 13. - Exhibit 10.2. Under this agreement, Duke Energy agreed to
            -----------------------
provide financing on a reimbursement basis for up to 95% of the Company's working interest costs of drilling and completing 8 wells which the Company, as operator, considers capable of producing oil and/or gas in commercial quantities. Duke Energy will be entitled to repayment of the amounts advanced plus interest at 1% over prime, through a 95% allocation of the production payments attributable to the Company's interest in these wells.

       The Unioil/Prima agreement has thus far resulted in the drilling of 23 new wells and the recompletion of 4 wells. Due to the downturn of crude oil prices in November 1997, only 2 new wells were drilled in 1998 under the Unioil/Prima agreement. The Unioil/Duke program began in May 1997, and was completed in 1997. This program resulted in the drilling and completion of 8 new oil and gas wells.

Productive Wells and Acreage
----------------------------

       The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 1998 are as follows:

Geographic Area            Productive Wells                Developed Acres
---------------            ----------------                ---------------
                            Gross        Net               Gross        Net
                            -----        ---               -----        ---
                         Oil   Gas   Oil   Gas           Oil   Gas   Oil   Gas
                         ---   ---   ---   ---           ---   ---   ---   ---

Colorado                 73     0   47.4    0           2,920   0   1,895   0
Wyoming                   7     0    4.5    0             280   0     181   0

       Wells that produce both oil and gas are treated as oil wells herein. Of the 73 gross wells in Colorado, 68 are producing oil and gas and five are oil wells only.

Undeveloped Acreage
-------------------

       At December 31, 1998, the Company held interests in 7,950 gross (7,219 net) undeveloped acres in the United States, as summarized below:

     Geographic Area               Gross Acres                  Net Acres
     ---------------               -----------                  ---------

     Colorado                         7,110                       6,535
     Wyoming                            840                         684

       All the acreage shown is held by production from the Issuer's presently producing wells.

Production
----------

       The following table sets forth, by geographic area, for the fiscal years 1998, 1997, and 1996: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                                    1998                   1997                  1996
                                    ----                   ----                  ----
                               Oil       Gas          Oil       Gas          Oil        Gas
                               ---       ---          ---       ---          ---        ---
1)  Net Quantities:
   (Bbls or MCF)
    Wyoming                   6,917       790      11,663    5,546        10,162       1,713
    Colorado                 21,323   269,564      37,607  383,572         8,325      44,003

2) Average Sales
   Price/Bbl or MCF:
   Wyoming                   $ 8.88     $5.99      $18.12    $1.89        $20.27       $3.74
   Colorado                  $12.44     $1.84      $17.64    $2.12        $20.28       $1.76

3) Average Lifting                  1998                   1997                  1996
 Cost/Bbl or BOE:
   Wyoming                        $10.44                 $ 7.44                 $10.90
   Colorado                       $ 7.40                 $ 5.69                 $22.94

Present Activities
------------------

       See "Drilling Activity," above.

       (b)    Investment Policies.
              --------------------

       The Issuer does not have any policy with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, except for its investments in oil and gas producing properties and undeveloped acreage which is a necessary incident to its oil and gas producing business. With respect to such properties, the Issuer's general policy is to hold the properties for present production as well as possible future exploration, development and production.

       (c)    Description of Real Estate Operating Data.
              ------------------------------------------

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

Item 3.  Legal Proceedings
--------------------------

       The following discussion outlines the current status of the legal proceedings involving the Issuer which are still pending or were pending at any time during the fiscal year covered by this report.

       1. On September 28, 1988 the United States Securities and Exchange Commission ("SEC") filed a complaint in United States District Court for the District of Columbia (Civil Action No. 88-2803) naming the Issuer and its former President as defendants. The complaint charged securities laws violations arising from an alleged attempt to manipulate the price of the Company's stock by conducting an allegedly false and misleading publicity campaign during 1986 about a purported company product known as the "Soberz" pill. The pill allegedly lowered a person's blood-alcohol level rendering an intoxicated person sober. The complaint also charged the defendants with violating securities laws by failing to file timely and accurate periodic reports as required. On October 19, 1989, the SEC obtained by default final judgments of permanent injunction enjoining the defendants from violating the securities laws by failing to file such reports, or violating the anti-fraud provisions of the securities laws.

       In October 1990, after filing the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (which report included financial and other information covering the intervening period since reports had last been filed), the Issuer made a motion to have the injunction against itself set aside. By order dated January 8, 1991 the U.S. District Court of the District of Columbia denied the Issuer's motion without prejudice "pending demonstration of Unioil's ability and willingness to comply with filing requirements in the future over a reasonable period of time."

       The legal proceedings regarding the "Soberz" pill were filed against the Issuer and its former President by the SEC in response to certain meetings held with stockbrokers and others to promote such pill, two press releases which made certain claims regarding the pill, and a statement concerning the pill which was included in the Issuer's Annual Report on Form 10-K for the year ended December 31, 1985, which was filed on or about August 6, 1986. In addition to making the claims about such pill which resulted in the SEC action, the statement in the Form 10-K report indicated that the Issuer had agreed to acquire Guardian Laboratories, Inc., the company which supposedly had rights to the pill in the form of a patent pending. The statement further indicated that the Issuer agreed to issue 500,000 shares of its stock in consideration thereof. Successor management of the Issuer has determined from the transfer records that such stock was in fact issued, but can find no evidence that the Issuer ever received anything in consideration of such issuance. The Board of Directors has therefore decided to treat such stock as cancelable for lack of consideration and has placed stop transfer orders with the transfer agent to prevent any attempted transfer of such stock. The Issuer also notified the recipient of the action taken and instructed him to return the certificate for cancellation. The Issuer received a response that disputed the Issuer's position. No further action, however, has been taken by either party in regard to the matter.

       2. As part of the Corporation's First Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Colorado in September 1985, Joseph Associates, Inc. ("JAI") was granted a first mortgage and lien against all of the assets of the Corporation except properties in Yuma County, Colorado, to secure loans that eventually totaled more than $5 million. By letter dated May 15, 1990, JAI as the mortgagee under the Mortgage, Security Agreement, Assignment and financing statements securing those loans, notified the first purchasers of oil and gas from the Corporation that they were to direct all payments of proceeds attributable to the Corporation's interests to JAI because the Corporation had failed to make payments on those loans. Thereafter, such proceeds were paid to the order of JAI.

       By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to Joseph Associates of Greeley, Inc. ("JAGI"). All payments of oil and gas proceeds, which were previously sent to JAI, have been and are being sent to JAGI.

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

       JAGI had, during the fiscal year covered by this report, taken no further action to foreclose on its Mortgage or to assert any rights under that Mortgage.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The last meeting of stockholders of the Company was held in July 1983.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

       Some of the statements  under Item 1.  Description  of Business,  Item 2.
                                     ---------------------------------   -------
Description of Property, Item 6. Management's Discussion and Analysis or Plan of
-----------------------  -------------------------------------------------------
Operation,  and  elsewhere in this Report and in the  Company's  other  periodic
---------
filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

       In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other, similar terminology.

       The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its operations or growth, that there will be no material, adverse competitive or technological change affecting the Company's business, that the Company's executive officers and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company's operations or business, or in governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

       Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.


                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------


       (a)    Market information.
              -------------------

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

       (b)    Holders.
              --------

       The approximate number of record holders of the Issuers common stock as of March 31, 1999 was 2,103.

       (c)    Dividends.
              ----------

       The Issuer has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Issuer's business. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, other than the restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Issuer insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

       Liquidity  and Capital  Resources.  At December 31, 1998,  the Issuer was
       ---------------------------------
insolvent; liabilities greatly exceed assets, and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such financial condition, the Issuer cannot raise additional funds to meet such commitments. The Issuer has been able to continue operations only because Joseph

Associates of Greeley, Inc. ("JAGI"), whose secured position has priority over all other creditors of the Issuer, has been foregoing its right to foreclose upon all the Issuer's assets, but is asserting its right to take direct payment of the proceeds of production attributable to the Issuer's interest in oil and gas properties.

       At December 31, 1998, the principal remaining indebtedness of the Company was the secured debt owed to JAGI. With the interest that had been accrued each year, this debt was in excess of $15 million as of December 31, 1998. Management of the Company and JAGI intended to work out some restructuring of this debt; however, at December 31, 1998, the debt had not been restructured and remained on the books. Subsequent to the fiscal year covered by this report, the Company was able to work out a restructuring of this debt. The Company was able to fund settlements of its judgment liabilities with a portion of the proceeds available to the Company from a $350,000 loan plus an additional $350,000 line of credit it obtained from a local bank in 1994. The Company used approximately $287,500 of these proceeds to make cash payments in settlement of outstanding judgment liabilities.

       Results  of  Operations.  Due to its  bankruptcy  and  adverse  financial
       -----------------------
condition the Issuer did not engage in drilling any new wells or acquiring any additional properties from 1985 through 1996. Operations of the Issuer were limited to continued operation of wells previously drilled on properties already acquired.

       However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. One of these agreements has thus far resulted in the drilling of 23 new wells and the recompletion of 2 wells. The other program began in May 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

       The Issuer has continued to incur net losses due primarily to interest expenses. After netting interest income and expense, which includes an annual accrual of $579,096 of interest expense on the secured debt owed to JAGI, the Company's net loss was $(1,040,364) in 1998 compared to $(400,408) in 1997.

Item 7.  Financial Statements
-----------------------------

       See attached Financial Statements and Schedules.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

       For the periods covered by this Report, no information is required to be furnished pursuant to this Item 8.

Item 8A.  Controls and Procedures
---------------------------------

       The person who performs the functions of the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Item 8B.  Other Information
---------------------------

       For the periods covered by this Report, no information is required to be furnished pursuant to this Item 8B.


                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

       (a)    Identification of Directors and Executive Officers.
              ---------------------------------------------------

       The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                     Term Served       Positions
Name of Director             Age     As Director       With Company
----------------             ---     -----------       ------------
Charles E. Ayers, Jr.        54      July, 1990        Chairman & CEO
Fred C. Jones                61      May, 1991         Vice President/ Secretary
Jesse L. Barber              73      June, 1998        Director

Directors serve until the next annual meeting or until their successors are elected or appointed and qualified.

       Charles  E.  Ayers,  Jr. was  admitted  to the bar in 1974.  He  attended
       ------------------------
Virginia Polytechnic Institute and State University and Virginia Commonwealth University where he received a B.S. in accounting in 1971. Mr. Ayers received his Juris Doctorate from the University of Richmond in 1974. He was counsel to the Senate Finance and Rules Committees, 1974 Session, of the Virginia Legislature, member of the Richmond and American Bar Associations; Virginia State Bar and Federal Bar; Virginia Trial Lawyers Association; and was an officer in the United States Army from 1966 to 1969 serving one tour of duty in

Vietnam. In 1982 he founded the law firm that is now known as Ayers & Stolte, P.C.

       Fred C. Jones is a graduate of Kemper  College and has attended  both the
       -------------
University of Washington and Western Kentucky University in courses related to business and management. Since joining the company in January 1985, he has been Administrative Land Manager and since 1986, Operations Manager. Since the election of the company's new Board of Directors in July 1990, he has been Vice President and Director of Operations and in May 1991, he was elected to serve as Secretary and on the Board of Directors. From 1979 to 1984 he was an independent landman and consultant for major and independent oil and gas, mining and geothermal companies. From 1964 to 1978 he served in management capacities for several wholesale, retail and marketing companies, including four years as President and General Manager. From 1959 to 1964 he was District Manager of Husky Oil Company for marketing and land management. Mr. Jones employment with the company was terminated January 3, 2005.

       Jesse L. Barber is owner of Barber  Construction  Company,  a  commercial
       ---------------
contractor that has been operating in the Richmond, Virginia area for over 40 years. He was educated at Elon College and North Carolina State University. He is a World War II veteran who served in the Pacific.

       None of the Issuer's directors nor any person nominated or chosen to become a director holds any directorships in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

       (b)    Identification of Significant Employees.
              ----------------------------------------

       None other than the persons previously identified.

       (c)    Family Relationships.
              ---------------------

       None.

       (d)    Involvement in Certain Legal Proceedings.
              -----------------------------------------

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

       (e)    Audit committee financial expert.
              ---------------------------------

       The Issuer's board of directors acts as the Issuer's audit committee. The Issuer does not have an audit committee financial expert serving on its audit committee.

       Compliance with Section 16(a) of the Exchange Act.
       --------------------------------------------------

       No report pursuant to Section 16(a) was filed during the fiscal year ended December 31, 1998 by Jesse L. Barber, who became a director in June 1998.

       The Issuer is not aware of any other transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 1998, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Issuer.

       Code of Ethics.
       ---------------

       The issuer had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation
--------------------------------

       (a)    Cash Compensation.
              ------------------

       The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996. (See "Certain Relationships and Related Transactions").

                  Year                    Total Cash Compensation
                  ----                    -----------------------
                  1998                                 0
                  1997                            $3,325
                  1996                           $10,000

       Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 1998, 1997 and 1996. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

       There are no on-going plans or arrangements, such as pension plans or deferred compensation plans, pursuant to which compensation is paid or proposed to be paid in the future, to any of the officers and directors of the Issuer, other than standard, non discriminatory medical expense reimbursement plans for employees.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

       (a)    Security Ownership of Certain Beneficial Owners.
              ------------------------------------------------

       The following table sets forth the names, addresses and security ownership as of December 31, 1998, of all persons known to the Issuer to be the beneficial owner of more than 5% of the Issuer's voting stock.

Name of                   Positions With     Amount and Nature    Percent
Owner                     Company            of Ownership         Owned
-----                    -------             ------------         -----

Charles E. Ayers, Jr.     Director &         3,000,000 shares     31.8%
710 N. Hamilton St.       Stockholder
Richmond, VA  23230

       The foregoing amounts reflect all shares each person would be deemed a beneficial owner of, regardless of the form of ownership. Of the shares shown for Mr. Ayers, 666,667 are owned of record by immediate family members.

       (b)    Security Ownership of Management.
              ---------------------------------

       The following table indicates the stock ownership as of December 31, 1998, of the Issuer's present directors and named executive officers as well as all present officers and directors as a group:

                                  Title of     Amount and Nature of     Percent
        Name                       Class       Beneficial Ownership     of Class
        ----                      --------     --------------------     --------

Charles E. Ayers, Jr.              Common      3,000,000 shares           31.8%

Fred C. Jones                      Common          -0- shares                0%

Jesse L. Barber                    Common          -0- shares                0%

All officers and directors as a    Common      3,000,000 shares           31.8%
group (4 people)

       (c)    Changes in control.
              -------------------

       On December 15, 1999, the board of directors voted to exchange 90,500,000 shares of common stock for the JAGI debt of six million dollars plus forgiveness of approximately eight million dollars of accrued interest. Subsequent to the end of the fiscal year covered by this report, these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

       Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Issuer is not aware of any indebtedness or other transactions in which the amount involved exceeds $60,000 between the Issuer and any officer, director, nominee for director, or 5% or greater beneficial owner of the Issuer or an immediate family member of such person; nor is the Issuer aware of any relationship in which a director or nominee for director of the Issuer was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Issuer, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Issuer or such other firm or entity.

       As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from JAI. The secured interest had been assigned to JAGI. These entities are affiliated with the Issuer through common controlling ownership. During 1998, $579,096 of interest was accrued on this debt, bringing the total accrued interest at December 31, 1998 to $9,254,434. It was contemplated that this debt would be restructured, and was in fact converted to equity, but the terms of such restructuring had not been determined or agreed to as of December 31, 1998. See, however, Item 11. Security Ownership of Certain
                                          --------------------------------------
Beneficial  Owners and Management and Related  Stockholder  Matters - Changes in
--------------------------------------------------------------------------------
Control.
-------


                                     PART IV
                                     -------

Item 13.  Exhibits
------------------

       Except as listed below, exhibits to this report consist of documents previously filed, which documents are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

       Exhibits required by Item 601 of Regulation S-B.

              10.1 Farmout/Farmout Option, Weld County, Colorado dated November 7, 1996 by and between Prima Oil & Gas Company and the Company.

              10.2 Production Prepayment Agreement between PanEnergy Financial Services, Inc., a Delaware corporation and the Company made and entered into December 12, 1996.

              31. Certifications required by Rules 13a-14(a) or 15d-14(a).

              32. Section 1350 Certifications

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

(1)    Audit Fees
       ----------

       The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $13,690 for the fiscal year ended December 31, 1997 and $17,580 for the fiscal year ended December 31, 1998.

(2)    Audit-Related Fees
       ------------------

       The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 1997 and $-0- for the fiscal year ended December 31, 1998.

(3)    Tax Fees
       --------

       The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $1,848 for the fiscal year ended December 31, 1997 and $3,200 for the fiscal year ended December 31, 1998.

(4)    All Other Fees
       --------------

       The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 1997 and $-0- for the fiscal year ended December 31, 1998.

(5)    Pre-approval Policies and Procedures
       ------------------------------------

       Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNIOIL
                                            ------


Date:    May 5, 2005                        /s/ Charles E. Ayers, Jr.
      -------------------------             ------------------------------------
                                            Charles E. Ayers, Jr., Chairman
                                            (Chief Executive and Chief Financial
                                            Officer)



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:   May 5, 2005                         /s/ Charles E. Ayers, Jr.
      -------------------------             ------------------------------------
                                            Charles E. Ayers, Jr., Director



Date:   May 5, 2005                         /s/ Jesse L. Barber
     --------------------------             ------------------------------------
                                            Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                     UNIOIL




                                    CONTENTS




                                                                         PAGE
                                                                         ----

              --     Report of Independent Registered Public
                          Accounting Firm                                   1


              --     Balance Sheet, December 31, 1998                       2


              --     Statements of Operations, for the years ended
                          December 31, 1998 and 1997                        3


              --     Statement of Stockholders' Deficit, from
                          December 31, 1996 through December 31,
                          1998                                              4


              --     Statements of Cash Flows, for the years ended
                          December 31, 1998 and 1997                    5 - 6


              --     Notes to Financial Statements                     7 - 15


              --     Supplemental Information - Unaudited             16 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil at December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred significant losses during the past several years, has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ PRITCHETT, SILER & HARDY, P.C.

March 14, 2005
Salt Lake City, Utah

                                     UNIOIL

                                  BALANCE SHEET

                                     ASSETS
                                                                  December 31,
                                                                      1998
                                                                ----------------
CURRENT ASSETS:
     Cash                                                       $       134,892
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $4,034                       106,949
     Other current assets                                                 4,251
     Current deferred tax asset                                             329
                                                                ----------------
          Total Current Assets                                          246,421

PROPERTY AND EQUIPMENT, net                                               3,275

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                      4,469,000
                                                                ----------------

TOTAL ASSETS                                                    $     4,718,696
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Note payable                                               $       874,212
     Accounts payable                                                    84,930
     Joint interest accounts payable                                      2,044
     Line of credit                                                     338,000
     Notes payable - related party                                    5,791,000
     Interest payable - related parties                               9,254,434
     Other current liabilities                                          375,292
                                                                ----------------
          Total Current Liabilities                                  16,719,912

DEFERRED TAX LIABILITY                                                      329

CONTINGENCIES [See Notes 9 and 11]                                            -
                                                                ----------------
          Total Liabilities                                          16,720,241
                                                                ----------------
STOCKHOLDERS' DEFICIT:
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 9,441,657 shares issued and outstanding              94,417
     Capital in excess of par value                                   4,062,519
     Retained deficit                                               (16,158,481)
                                                                ----------------
          Total Stockholders' Deficit                               (12,001,545)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $     4,718,696
                                                                ================


               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS

                                                                 For The Year Ended
                                                                    December 31,
                                                           -------------------------------
                                                                1998             1997
                                                           --------------   --------------
REVENUE:
     Oil and gas sales                                     $     830,088    $   1,132,848
     Income from serving as operator                              25,949           31,429
                                                           --------------   --------------
          Total Revenue                                          856,037        1,164,277
                                                           --------------   --------------
EXPENSES:
     Production costs and related taxes                          270,859          284,514
     General and administrative                                  183,384          236,479
     Depreciation, depletion and amortization                    758,227          383,179
                                                           --------------   --------------
          Total Expenses                                       1,212,470          904,172
                                                           --------------   --------------
OPERATING INCOME (LOSS)                                         (356,433)         260,105
                                                           --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income and other                                    32,513           28,417
     Interest expense - related party                           (579,096)        (579,096)
     Interest expense - other                                   (134,656)        (115,067)
     Gain on disposal of asset                                         -            5,233
     Loss on partnership                                          (2,152)               -
                                                           --------------   --------------
                                                                (683,391)        (660,513)
                                                           --------------   --------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                      (1,039,824)        (400,408)

CURRENT TAX EXPENSE                                                    -                -

DEFERRED TAX EXPENSE                                                   -                -
                                                           --------------   --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       (1,039,824)        (400,408)

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]            (540)               -
                                                           --------------   --------------
NET INCOME (LOSS)                                          $  (1,040,364)   $    (400,408)
                                                           ==============   ==============
INCOME (LOSS) PER SHARE:                                   $        (.11)   $        (.04)
                                                           ==============   ==============








              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                         FROM DECEMBER 31, 1996 THROUGH

                                DECEMBER 31, 1998


                                     Common Stock           Capital in
                              --------------------------     Excess of       Retained
                                 Shares        Amount        Par Value        Deficit          Total
                              ------------  ------------   -------------   -------------   -------------

BALANCE, December 31, 1996      9,441,657   $    94,417    $  4,062,519    $(14,717,709)   $(10,560,773)

Net loss for the year ended
  December 31, 1997                     -             -               -        (400,408)       (400,408)
                              ------------  ------------   -------------   -------------   -------------
BALANCE, December 31, 1997      9,441,657        94,417       4,062,519     (15,118,117)    (10,961,181)

Net loss for the year ended
  December 31, 1998                     -             -               -      (1,040,364)     (1,040,364)
                              ============  ============   =============   =============   =============
BALANCE, December 31, 1998      9,441,657   $    94,417    $  4,062,519    $(16,158,481)   $(12,001,545)
                              ============  ============   =============   =============   =============
































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                                  For The Year Ended
                                                                                     December 31,
                                                                          -----------------------------------
                                                                                1998               1997
                                                                          ----------------   ----------------

Cash Flows From Operating Activities:
     Net income (loss)                                                    $    (1,040,364)   $      (400,408)
                                                                          ----------------   ----------------
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
         (Gain) loss on disposal of property                                            -             (5,233)
         Depreciation, depletion and amortization                                 758,227            383,179
         Bad debt expense                                                          10,440             39,893
         Changes in assets and liabilities:
           (Increase) decrease in joint interest and trade receivables             43,183            (75,986)
           (Increase) decrease in other current assets                               (193)              (496)
           (Increase) decrease in other assets                                      2,152                  -
           Increase (decrease) in accounts payable                                 (4,668)           (13,673)
           Increase (decrease) in joint interest accounts payable                    (908)            (2,365)
           Increase (decrease) in interest payable - related party                580,295            579,096
           Increase (decrease) in other current liabilities                        94,871             81,810
                                                                          ----------------   ----------------
              Total Adjustments                                                 1,483,399            986,225
                                                                          ----------------   ----------------
              Net Cash Provided by Operating Activities                           443,035            585,817
                                                                          ----------------   ----------------
Cash Flows From Investing Activities:
     Purchase of property and equipment                                                 -             (2,075)
     Proceeds from sale of property and equipment                                       -              5,233
     Additions to oil and gas full cost pool                                            -         (1,881,216)
     Dispositions of oil and gas property                                               -              3,000
                                                                          ----------------   ----------------
              Net Cash Provided (Used) by Investing Activities                          -         (1,875,058)
                                                                          ----------------   ----------------
Cash Flows From Financing Activities:
     Proceeds from (payments to) line of credit                                   (12,000)                 -
     Payments to notes payable                                                   (426,973)          (421,090)
     Proceeds from notes payable                                                        -          1,722,275
                                                                          ----------------   ----------------
              Net Cash Provided (Used) by Financing Activities                   (438,973)         1,301,185
                                                                          ----------------   ----------------
Net Increase (Decrease) in Cash                                                     4,062             11,944

Cash at Beginning of Year                                                         130,830            118,886
                                                                          ----------------   ----------------

Cash at End of Year                                                       $       134,892    $       130,830
                                                                          ================   ================


                                   [Continued]





                                     UNIOIL

                      STATEMENTS OF CASH FLOWS [Continued]

                         Net Increase (Decrease) in Cash


                                                                                  For The Year Ended
                                                                                     December 31,
                                                                          -----------------------------------
                                                                                1998               1997
                                                                          ----------------   ----------------

Supplemental Disclosures of Cash Flow
   Information:
     Cash paid during the period:
         Interest                                                         $       134,656    $        34,395
                                                                          ================   ================
         Income taxes                                                     $             -    $             -
                                                                          ================   ================


Supplemental Schedule of Noncash Investing and Financing Activities:
--------------------------------------------------------------------
     For the year ended December 31, 1998:
          The Company disposed of fully depreciated equipment in the amount of $3,310.

     For the year ended December 31, 1997:
          The Company disposed of fully depreciated equipment in the amount of $6,044.

          A creditor of the Company directly received oil and gas revenues in the amount of $501,762 as payment of principal ($421,090) and interest ($80,672) on the Company's debt [See Notes 4 and 7].
























              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Organization  -  The  Company  is  engaged  in  oil  and  gas  exploration,
     ------------
     development and production activities on its own behalf and as an operator for others. The Company is incorporated under the laws of the State of Nevada. The Company completed a sale of its common stock to the public in December 1981. During 1984, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the reorganization process, control of the Company changed hands and new management was installed during 1985. The Company emerged from the reorganization during 1989. During 1990, control of the Company and management changed again. During 1997 the Company commenced new drilling activities and completed eight new wells.

     Property and  Equipment - Property and equipment are recorded at cost which
     -----------------------
     is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The useful lives of property and equipment for purposes of financial reporting range from five to ten years.

     Oil and Gas  Properties - Oil and gas  properties  are accounted for on the
     -----------------------
     full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis. All oil and gas revenues are derived from reserves located in northern Colorado and southern Wyoming. Amortization of such costs is determined by the ratio of current period production to estimated proved reserves. Estimated proved reserves are based upon reports from petroleum engineers. The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes.

     Income  (Loss) Per Share - Effective  for the year ended  December 31, 1997
     ------------------------
     the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. There was no effect on the financial statements for the change in accounting principle [See Note 14].

     Cash and Cash  Equivalents  - The Company  considers all highly liquid debt
     --------------------------
     investments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes - The Company  accounts for income  taxes in  accordance  with
     ------------
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     Revenue  Recognition - The Company's  revenue comes primarily from the sale
     --------------------
     of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]
---------------------------------------------------------------

     Accounting   Estimates  -  The  preparation  of  financial   statements  in
     ----------------------
     conformity  with  generally   accepted   accounting   principles   requires
     management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     --------------------------------------
     Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - EXTRAORDINARY ITEM
---------------------------

     In December 2004, the Company discovered that the Company's Vice President, Chief Financial Officer, Secretary and Director ("the Former VP") apparently caused inaccurate payroll reports to be filed with the United States Internal Revenue Service ("IRS") and the Colorado Department of Revenue ("CDR"), and increased his compensation without authorization. The Company's other two Directors initiated an internal investigation into the matter. The investigation uncovered that from 1998 through 2004 the Former VP had apparently caused payroll reports to be filed with IRS and CDR which did not report all of the salary of the Former VP. Further, the investigation uncovered that from 1998 through 2004 the Former VP apparently improperly diverted $197,840 from the Company. The Former VP's employment with the Company was terminated on January 3, 2005. Based on the results of the investigation, the Company believes that no other individuals at the Company were involved in this misconduct. In March 2005, the Company filed amended payroll reports with the IRS and the CDR and paid the associated taxes and withholdings. The Former VP claims to have no resources from which to make restitution of the relevant funds to the Company. Although the Company is still determining what, if any, legal action to take, the Company does not expect to be able to recover any of these funds and has recorded losses in the respective periods that the disbursements were made. The Former VP apparently improperly diverted the funds as follows: $45,364 in 2004, $45,497 in 2003, $45,614 in 2002,
     $35,093 in 2001,  $25,732 in 2000 and $540 in 1998.  Any future  recoveries will be recognized in the period in which the recovery is received.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                              1998              1997
                                          -------------     -------------
           Shop tools and equipment       $      20,869     $      21,112
           Furniture and fixtures                21,374            24,440
           Transportation equipment               4,003             4,003
           Leasehold improvements                     -                -
                                          -------------     -------------
                                                 46,246            49,555
     Less:  accumulated depreciation            (42,971)          (45,312)
                                          -------------     -------------
           Total                          $       3,275     $       4,243
                                          =============     =============

     All property and equipment of the Company is collateral for the related party note payable to Joseph Associates of Greeley, Inc. [See Note 9].

     Depreciation expense for the years ended December 31, 1998 and 1997 amounted to $968 and $969, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES
-------------------------------

     During the past several years the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997 the Company negotiated a drilling program to complete and bring new wells into production. In this connection the company has entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $492,505 and $382,210 for 1998 and 1997, respectively. The Company recognized a cost center ceiling write-off of $264,754 during 1998.

     Prima Oil and Gas Company - During  November 1996 the Company  entered into
     -------------------------
     an agreement with Prima Oil and Gas ["Prima"] wherein the Company and Prima both agreed to contribute certain properties into a drilling pool of properties to be drilled by Prima. The Company and Prima each transferred equivalent numbers and types of properties into the pool. Prima is paying all the costs of drilling, completing, equipping, and operating the wells until payout occurs. Accordingly, Prima shall receive 100% of the Net Revenue Working Interest until such time as Prima recovers all of its actual costs of drilling, completing, equipping and operating the wells. Unioil will receive an after payout working interest of 27.5%. There was no change to the Company's capitalized costs in its full cost pool as a result of this transaction.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - OIL AND GAS ACTIVITIES [Continued]
-------------------------------------------

     Duke Energy Financial Services, Inc. - During 1997 the Company entered into
     ------------------------------------
     a borrowing arrangement with Duke Energy Financial Services, Inc. (formerly known as PanEnergy Financial Services, Ind.) ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke (formerly PanEnergy Field Services, Inc.). Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are competitive in the industry. The agreements provide for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds Duke has also received a security interest in the subject wells and underlying leases. The Company receives 5% from each well and also receives $4,500 per month for lease operating expenses.

NOTE 5 - LINE OF CREDIT
-----------------------

     During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 1998 the Company had total borrowings of $338,000 against the line of credit, which was bearing interest at 9.75% and is collateralized by a first lien on the Company's Colorado oil and gas properties.

NOTE 6 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

     The following is a summary of notes payable as of December 31 to related parties:

                                                                       1998
                                                                    ------------
       Note   payable   to  related  corporation,  currently  in
         default,  interest  accruing  at 19% per annum  through
         December 1991, 10% thereafter, secured by substantially
         all the Company's  assets,  including  interests in oil
         and gas wells [See Note 9].                                $ 5,791,000
                                                                    ============

NOTE 7 - NOTES PAYABLE
----------------------

     During 1997 the Company borrowed $1,722,275 from Duke Energy ["Duke"] to drill eight new wells. The loan is secured by the production from the wells. [See Note 4] Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 1998 the unpaid balance of the loan was $874,212. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the base amount is due on April 1, 1998, (b) a cumulative 50% is due on April 1, 1999, (c) a cumulative 60% is due on April 1, 2000, (d) a cumulative 90% is due on April 1, 2001, and (e) all remaining principal and interest is due on April 1, 2002. The note is classified as current due to its default status. The note was subsequently re-paid during 2003.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES
---------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. Respectively at December 31, 1998 and 1997, the total of all deferred tax assets was approximately $6,922,000 and $6,773,000 and the total of the deferred tax liabilities was approximately $1,512,000 and $1,773,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $5,409,000 and $5,000,000 as of December 31, 1998 and 1997,
     respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1998 was $409,000.

     The Company has available at December 31, 1998, unused tax operating loss carryforwards of approximately $18,274,000, which may be applied against future taxable income and expire in various years through 2018

     The components of income tax expense from continuing operations for the years ended December 31, 1998 and 1997 consist of the following:

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                      1997             1998
                                                                 --------------   --------------
     Current income tax expense:
       Federal                                                   $           -    $           -
       State                                                                 -                -
                                                                 --------------   --------------
         Net current tax expense                                             -                -
                                                                 ==============   ==============
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation      $      17,186    $      (5,286)
       Excess of tax over financial accounting depletion              (278,144)         463,313
       Contribution carryover                                              (71)             (21)
       Reserve for bad debts                                            97,918          (14,870)
       Capital loss carryforward                                          (804)         154,073
       Net operating loss carryforwards                               (245,489)        (557,781)
       Valuation allowance                                             409,404          (39,428)
                                                                 --------------   --------------
         Net deferred tax expense                                $           -    $           -
                                                                 ==============   ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES [Continued]
---------------------------------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                    1997             1998
                                                               --------------   --------------
     Computed tax at the expected federal statutory rate            34.00%           34.00%
     Capital loss carryforward                                       -              (44.96)
     Other                                                           2.01            (3.90)
     State income taxes, net of federal income tax benefits          3.36             3.36
     Valuation allowance                                           (39.37)           11.50
                                                               --------------   --------------
     Effective income tax rates                                      0.00%            0.00%
                                                               ==============   ==============

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1998 and 1997:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                             1998             1997
                                                        --------------   --------------
     Excess of tax over book accounting depreciation    $    (210,788)   $    (193,602)
     Excess of tax over book accounting depletion          (1,301,587)      (1,579,731)
     Contribution carryforward                                    391              319
     Reserve for bad debt                                       1,507           99,425
     Capital loss carryover                                       804                -
     NOL carryforwards                                      6,827,098        6,581,408
     Investment tax credit carryforward                        92,056           92,056

     The deferred taxes are reflected in the consolidated balance sheet as follows:

                                                     Year Ended December 31,
                                                 -------------------------------
                                                      1998             1997
                                                 --------------   --------------
     Short term asset                            $         329    $           -
     Long term (liability)                       $        (329)   $           -

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary and $1,600 and $1,200 as a non-accountable auto allowance during the years ended December 31, 1998 and 1997, respectively.

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

     An officer and director of the Company is affiliated with a law firm, which provides legal representation, consultation and other services to the Company. During 1998, no costs were incurred by the Company to this law firm. During 1997, $0 in fees and $3,326 in out of pocket costs were incurred by the Company to this law firm.

     During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. Under the loan agreement, initial interest of $156,889 and an origination fee of $150,000 were paid to JA. The loan is secured by basically all of the assets of the Company, including interests in oil and gas wells. The loan bears interest at the greater of (1) 19% per annum or (2) 6% over the prime rate of 90-day commercial loans as published by Irving Trust Company of New York (subject to the maximum rate of interest allowed by law). The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company has been in default with respect to payments due on this loan. In May 1989, JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, since December 31, 1989, all monies received from oil and gas purchasers is deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. The same procedure is still in effect at December 31, 1998 except that the rights of JA have transferred from a former officer of the Company to interests held by certain current officers, directors and shareholders. Also, interest is being accrued by the Company at the rate(s) specified above through December 1991 and at 10% per annum thereafter. Accrued interest payable on the loan amounted to $9,254,434 and $8,675,338 at December 31, 1998 and 1997, respectively. Interest expense accrued on the loan was $579,096 and $579,096 for each of the years ended December 31, 1998 and 1997. No Interest was paid to JA for the years ended December 31, 1998 and 1997. Interest continues to be accrued on the note, but note holders have indicated that they will not pursue collection of the note in the near future and may be willing to consider some restructuring of the debt in an attempt to improve the financial condition of the Company [See Note 11].

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]
-----------------------------------------------

     At December 31, 1998 and 1997 the Company had a non-interest bearing account payable to JA in the amount of $156,266. The amount originated from various advances and payments between the two companies in prior years.

NOTE 10 - CONCENTRATION OF CREDIT RISKS
---------------------------------------

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

     As of December 31, 1998, the Company had cash balances in excess of federally insured amounts of approximately $34,892.

NOTE 11 - CONTINGENCIES AND LITIGATION
--------------------------------------

     Litigation - The Company may become or is subject to  investigation,  claim
     ----------
     or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

     SEC Complaint - On September 28, 1988,  the United  States  Securities  and
     -------------
     Exchange Commission [SEC] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment which was denied with permission to renew the motion upon substantial compliance.

NOTE 12 - CONTRACTS AND AGREEMENTS
----------------------------------

     Independent   Contract   Pumpers  -  The  Company   contracts  out  regular
     --------------------------------
     maintenance on the wells to an independent contract pumper. The Company has a contract with S & S Pumping Service to service 14 wells at $175 per month and 31 wells at $200 per month. Payments are made semi-monthly and the contract will expire July 31, 1999.

NOTE 13 - GOING CONCERN
-----------------------

     The Company has incurred significant losses during the past several years, has current liabilities in excess of current assets, has a net stockholders' deficit and has uncertainties related to the realization of assets. These items raise substantial doubt about the ability of the Company to continue as a going concern.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - GOING CONCERN [Continued]
-----------------------------------

     Management's plans in regards to these matters are as follows:

          Management has borrowed money and entered into other agreements to commence a drilling program. Management is hopeful that new wells and improved revenue streams will assist the Company in restructuring its operations.

          Further, Management is still considering the possible conversion of all or part of $5,791,000 of notes payable and related accrued interest of approximately $9,254,434 to stockholders equity in exchange for the issuance of common stock.

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

NOTE 14 - INCOME (LOSS) PER SHARE
---------------------------------

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1998 and 1997:

                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                        1998             1997
                                                                   --------------   --------------
     Loss available to common stockholders used in loss per share  $  (1,040,364)   $    (400,408)
                                                                   --------------   --------------
     Weighted average number of common shares used in earnings
        per share outstanding during the period                        9,441,657        9,441,657
                                                                   --------------   --------------

     Dilutive earnings per share was not presented as the Company has no options, warrants or other dilutive securities outstanding at December 31, 1998 or 1997.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

     Debt  Conversion to Capital - On December 15, 1999,  the Company  converted
     ---------------------------
     the outstanding balance of $5,791,000 on the note payable to Joseph Associates, Inc. (JA) to 90,500,000 shares of common stock. Simultaneous with the conversion, JA also forgave a payable of $156,266 and accrued interest on the converted note of $9,809,405. Since JA is a related entity, the forgiveness of debt was treated as additional paid in capital on the stock issuance.

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]


OIL AND GAS PRODUCING ACTIVITIES
--------------------------------

Oil and Gas  Reserves  - Users of this  information  should  be  aware  that the
---------------------
process  of  estimating  oil  and  gas  reserves  is  very  complex,   requiring
significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions; consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decisions required, and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosure.

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

The following tables set forth the Company's net reserves and the changes in the net proved reserves, all of which are located within the United States, as estimated by management and independent petroleum engineers, Sure Engineering, LLC. The Company does not have proved reserves applicable to long-term supply agreements with foreign governments.

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                                    1998                   1997
                                             ------------------     ------------------
                                               Oil        Gas         Oil       Gas
                                             (MBBLS)    (MMCF)      (MBBLS)    (MMCF)
                                             -------    -------     -------    -------
Estimated quantity at beginning of
  Period                                       1,672     23,519       1,836     26,486
Revisions of previous estimates                  534      4,235        (128)    (2,723)
Discoveries and extensions                         -          -           -          -
Purchase of reserves in place                      -          -           -          -
Production                                       (62)      (336)        (36)      (244)
Sale/disposal of reserves in place                 -          -           -          -
                                             -------    -------     -------    -------


Estimated quantity at end of period            2,144     27,418       1,672     23,519
                                             -------    -------     -------    -------


Proved developed reserves:
  Beginning of period                            312      2,969         147        523
  End of period                                  222      2,676         312      2,969
                                             -------    -------     -------    -------


Company's proportional interest in
  reserves of investees accounted for by
  the equity method - end of year                  -          -           -          -
                                             -------    -------     -------    -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                  December 31,
                                                        --------------------------------
                                                             1998              1997
                                                        --------------    --------------
                                                           [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                               $           -     $          17
     Proved producing leases                                        -                10
Exploration costs                                                   -                 -
Development costs                                                   -             1,854
                                                        --------------    --------------
Total Additions to Oil and Gas Properties               $           -     $       1,881
                                                        --------------    --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                 $           -     $           -
                                                        --------------    --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
  [In thousands of dollars]
     Proved properties                                  $      11,014     $      11,014
     Unproved properties                                          310               310
                                                        --------------    --------------
     Total Capitalized Costs                                   11,324            11,324
Less accumulated depreciation and depletion                    (6,855)           (6,098)
                                                        --------------    --------------
     Net Capitalized Costs                              $       4,469     $       5,226
                                                        --------------    --------------
Company's share of equity method investees' net
  capitalized costs                                     $           -     $           -
                                                        --------------    --------------
















                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities


                                                                  December 31,
                                                        --------------------------------
                                                             1998              1997
                                                        --------------    --------------
                                                           [In Thousands of Dollars]
Oil and gas sales                                       $         830     $       1,133
Production costs                                                 (271)             (285)
Exploration costs                                                   -                 -
Depreciation and depletion                                       (758)             (382)
                                                        --------------    --------------
Income (loss) from operations                                    (199)              466
Income tax benefit (expense)                                       68              (158)
                                                        --------------    --------------
     Results of Operations from Producing Activities
      [Excluding Corporate Overhead and Interest Costs]          (131)              308
                                                        --------------    --------------
Company's share of equity method investees' results of
  operations for producing activities                               -                 -
                                                        --------------    --------------

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

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves


The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                                  December 31,
                                                        --------------------------------
                                                             1998              1997
                                                        --------------    --------------
                                                           [In Thousands of Dollars]

Future reserves                                         $      74,272     $      77,959
Future production and development costs                       (56,818)          (55,973)
Future income tax expenses                                     (5,792)           (7,292)
                                                        --------------    --------------

Future net cash flows                                          11,662            14,694
Discount to present value at 10 percent                        (8,871)           (9,561)
                                                        --------------    --------------

Standardized measure of discounted future net cash
  flows                                                 $       2,791     $       5,133
                                                        --------------    --------------

Company's share of equity method investees'
  standardized measure of discounted future net cash
  flows                                                 $           -     $           -
                                                        --------------    --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves


The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                                  December 31,
                                                        --------------------------------
                                                             1998              1997
                                                        --------------    --------------
                                                           [In Thousands of Dollars]

Balance at beginning of period                          $       5,132     $      16,560
Sales of oil and gas net of production costs                     (559)             (848)
Revisions to reserves proved in prior years:
     Changes in prices and costs                              (20,959)          (48,307)
     Changes in quantity estimates and timing of
       production                                              17,677            25,026
Additions to proved reserves:
     Acquisition of reserves in place                               -                 -
     Current year discoveries, extensions and improved
       recoveries                                                   -                 -
     Estimated future development and production costs
       related to current year acquisitions,
       discoveries, extensions and improved recoveries              -                 -
     Net change in income taxes                                 1,500            12,701
     Sales of reserves in place                                     -                 -
     Accretion of discount                                          -                 -
     Other - change in ten percent discount                         -                 -
                                                        --------------    --------------
Balance at End of Period                                $       2,791     $       5,132
                                                        --------------    --------------