Form 10KSB
period 1999-12-31
UNIOIL
filed 2005-05-05
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

       Commission File No. 0-10089
                          ---------

[_]    Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange Act of 1934 For the transition period from           to        .
                                                          ---------   ---------

                                     UNIOIL
                                     ------
                 (Name of small business Issuer in its charter)

        Nevada                                                       93-0782780
------------------------                                           -------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

             3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620
             -------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock, par value $0.01 per share                       99,941,657
-----------------------------------------               ------------------------
         Title of Class                                 Shares outstanding as of
                                                           December 31, 1999

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

The Issuer's revenues for its most recent fiscal year:                  $685,096
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

       During 1996, the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. See Item 2. Description of Property --
                                            ------------------------------------
Drilling Activity.
-----------------

       As an operator of and interest holder in a number of producing oil and gas wells, the Issuer's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Issuer is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Issuer. The Issuer's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Issuer has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Issuer can only sell its oil to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. As of December 31, 1999, none of the gas producing wells in which the Issuer had an interest was shut-in. As of that date, moreover, the Issuer had gas and oil contracts in place for all the output from the wells in which the Issuer had an interest.

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

       Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 1999, are presented in summary form below:

                                                  Crude Oil         Natural Gas
                                                  ---------         -----------

Proved Developed/Prod. Reserves                     141,274          1,261,061
Proved Developed/Nonprod. Reserves                   36,395            373,781
Proved Undeveloped Reserves                       1,408,382         21,619,496
                                                  ---------         ----------
         Total Reserves                           1,586,351         23,254,358
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

       Prices for crude oil, natural gas liquids, and natural gas effective in December 1999 reflect the posted prices in the Rocky Mountain Region on December 31, 1999. Current average operating costs are used in estimating future costs required to operate the properties. Higher oil and gas prices in 1999 compared to 1998 have dramatically improved economic lives and cash flow projections of reserves. Although reserves calculated in 1999 are similar to 1998 reserves, cash flow projections are very different. A substantial increase is observed, especially for the proved undeveloped reserves. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                10% Disc.
                                               Future Net       Future net
                                               Revenue          Revenue
                                               -------------    -------------
Proved Developed/Prod. Reserves                $  3,536,785     $  2,132,677
Proved Developed/Nonprod. Reserves                  630,736          362,984
Proved Undeveloped Reserves                      26,190,633        8,924,257
                                               -------------    -------------
       Total Reserves                          $ 30,358,154     $ 11,419,918
                                               =============    =============

Reserves Reported to Other Agencies
-----------------------------------

       The Issuer has not filed or reported reserve information to any federal authority or agency since the beginning of the last fiscal year.

Drilling Activity
-----------------

       The Company did not participate in any drilling activity from 1985 through 1996. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. See, Item 13.
                                                                        --------
- Exhibits 10.1 and 10.3. Prima will act as operator and finance the drilling of
------------------------
the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout.

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

       The Unioil/Prima agreement has thus far resulted in the drilling of 24 new wells and the recompletion of 4 wells. Due to the downturn of crude oil prices in November 1997, only 3 new wells were drilled in 1998 and 1999 under the Unioil/Prima agreement. The Unioil/Duke program began in May 1997, and was completed in 1997. This program resulted in the drilling and completion of 8 new oil and gas wells.

Productive Wells and Acreage
----------------------------

       The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 1999 are as follows:

Geographic Area             Productive Wells              Developed Acres
---------------             ----------------              ---------------
                            Gross        Net              Gross        Net
                            -----        ---              -----        ---
                          Oil   Gas   Oil   Gas         Oil   Gas   Oil   Gas
                          ---   ---   ---   ---         ---   ---   ---   ---

Colorado                   74    0   48.1    0         2,960   0   1,924   0
Wyoming                     7    0    4.5    0           280   0     181   0

       Wells that produce both oil and gas are treated as oil wells herein. Of the 74 gross wells in Colorado, 69 are producing oil and gas and five are oil wells only.

Undeveloped Acreage
-------------------

       At December 31, 1999, the Company held interests in 7,910 gross (7,183 net) undeveloped acres in the United States, as summarized below:

     Geographic Area                Gross Acres             Net Acres
     ---------------                -----------             ---------

     Colorado                          7,070                  6,499
     Wyoming                             840                    684

       All the acreage shown is held by production from the Issuer's presently producing wells.

Production
----------

       The following table sets forth, by geographic area, for the fiscal years 1999, 1998, and 1997: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                             1999                  1998                1997
                             ----                  ----                ----
                         Oil        Gas       Oil       Gas       Oil       Gas
                         ---        ---       ---       ---       ---       ---
1)  Net Quantities:
   (Bbls or MCF)
    Wyoming             7,120       -0-      6,917       790    11,663     5,546
    Colorado           13,180    155,996    21,323   269,564    37,607   383,572

2) Average Sales
   Price/Bbl or MCF:
   Wyoming             $16.80      $ -0-    $ 8.88     $5.99    $18.12     $1.89
   Colorado            $17.05      $2.11    $12.44     $1.84    $17.64     $2.12

3) Average Lifting
   Cost/Bbl or BOE:
   Wyoming                   $12.02               $10.44             $ 7.44
   Colorado                  $12.25               $ 7.40             $ 5.69


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

       By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to Joseph Associates of Greeley, Inc. ("JAGI"). All payments of oil and gas proceeds, which were previously sent to JAI, had been sent to JAGI until the debt for equity exchange occurred in December of 1999. See, Item 11. Security
                                                               -----------------
Ownership of Certain  Beneficial  Owners and Management and Related  Stockholder
--------------------------------------------------------------------------------
Matters - Changes in Control.
----------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Notice of the annual meeting was sent to all stockholders of record approximately 60 days prior to the annual meeting that was held December 15, 1999 in the meeting room at the Brown Palace Hotel, 321 17th Street, Denver, Colorado. There was a quorum present for the meeting.

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

       (b)    Holders.
              --------

       The approximate number of record holders of the Issuers common stock as of March 31, 2000 was 2,119.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

       Liquidity and Capital  Resources.  Until December of 1999, the Issuer was
       --------------------------------
insolvent; liabilities greatly exceeded assets, and revenues from operations were insufficient to discharge liabilities or even pay interest accruing thereon. In such financial condition, the Issuer could not generate enough revenue or raise additional funds to meet its commitments. The Issuer had been able to continue operations during the past several years only because Joseph Associates of Greeley, Inc. ("JAGI"), whose secured position had priority over all other creditors of the Issuer, was foregoing its right to foreclose upon all the Issuer's assets, but was asserting its right to take direct payment of the proceeds of production attributable to the Issuer's interest in oil and gas properties.

       Until December of 1999, the principal remaining indebtedness of the Company was the secured debt owed to JAGI. With the interest that had been accrued each year, this debt was in excess of $15 million as of December 31, 1998. Management of the Company and JAGI always intended to work out some restructuring of this debt; however, until December of 1999, the debt had not been restructured and remained on the books. During the fiscal year covered by this report, the Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of six million dollars plus approximately nine million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI.

       Results  of  Operations.  Due to its  bankruptcy  and  adverse  financial
       -----------------------
condition the Issuer did not engage in drilling any new wells or acquiring any additional properties from 1985 through 1996. Operations of the Issuer were limited to continued operation of wells previously drilled on properties already acquired.

       However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. One of these agreements has thus far resulted in the drilling of 24 new wells and the recompletion of 4 wells. The other program began in May 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

       The Issuer has continued to incur net losses due primarily to interest expenses, which included an annual accrual of more than $500,000 of interest expense on the secured debt owed to JAGI, until December of 1999. After netting interest income and expense, but without taking into account forgiveness of debt income resulting from forgiveness of approximately nine million dollars of accrued interest on the secured debt owed to JAGI, the Company's current year net loss was $(833,473) in 1999 compared to $(1,040,364) in 1998. Forgiveness of debt income resulting from forgiveness of accrued interest on the secured debt owed to JAGI, a related party, is not reflected in current year income/loss, but is a direct adjustment to the accumulated deficit.

Item 7.  Financial Statements
-----------------------------

       See attached Financial Statements and Schedules.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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


                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

       (a)    Identification of Directors and Executive Officers.
              ---------------------------------------------------

       The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                    Term Served      Positions
Name of Director           Age      As Director      With Company
----------------           ---      -----------      ------------

Charles E. Ayers, Jr.      55       July, 1990       Chairman & CEO
Fred C. Jones              62       May, 1991        Vice President/ Secretary
Jesse L. Barber            74       June, 1998       Director

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

       Jesse L. Barber is owner of Barber Construction Company, a commercial contractor that has been operating in the Richmond, Virginia area for over 40 years. He was educated at Elon College and North Carolina State University. He is a World War II veteran who served in the Pacific.

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

       Compliance with Section 16(a) of the Exchange Act.
       --------------------------------------------------

       No report pursuant to Section 16(a) was filed during the fiscal year ended December 31, 1999 by Charles E. Ayers, Jr., Fred C. Jones or John Bader, who each acquired securities when the secured debt owed to JAGI was converted to equity, and was a director, executive officer or ten percent holder.

       The Issuer is not aware of any other transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 1999, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Issuer.

       Code of Ethics.
       ---------------

       The issuer had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation
--------------------------------

       (a)    Cash Compensation.
              ------------------

       The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997. (See "Certain Relationships and Related Transactions").

                  Year                        Total Cash Compensation
                  ----                        -----------------------
                  1999                                     0
                  1998                              $      0
                  1997                              $  3,325

       Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 1999, 1998 and 1997. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

       (a)    Security Ownership of Certain Beneficial Owners.
              ------------------------------------------------

       The following table sets forth the names, addresses and security ownership as of December 31, 1999, of all persons known to the Issuer to be the beneficial owner of more than 5% of the Issuer's voting stock.

Name of                       Positions With     Amount and Nature     Percent
Owner                         Company            of Ownership          Owned
-----                         -------            ------------          -----
Charles E. Ayers, Jr.                                                   65 %
710 N. Hamilton St.           Director &         65,017,294 shares
Richmond, VA  23230           Stockholder

John Bader                    Stockholder        10,915,839 shares      11 %
2525 Ridgemar Blvd. # 412
Fort Worth, TX 76116

       The foregoing amounts reflect all shares each person would be deemed a beneficial owner of, regardless of the form of ownership. 5,216,463 of the shares shown for Mr. Ayers are owned of record by immediate family members.

       (b)    Security Ownership of Management.
              ---------------------------------

       The following table indicates the stock ownership as of December 31, 1998, of the Issuer's present directors and named executive officers as well as all present officers and directors as a group:

                                   Title of     Amount and Nature of    Percent
        Name                        Class       Beneficial Ownership    of Class
        ----                       --------     --------------------    --------

Charles E. Ayers, Jr.               Common        65,017,294 shares        65%

Fred C. Jones                       Common         4,525,000 shares       4.5%

Jesse L. Barber                     Common           452,500 shares       0.5%

All officers and directors as a     Common        69,994,794 shares        70%
group (4 people)

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

       As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from JAI. The secured interest had been assigned to JAGI. These entities are affiliated with the Issuer through common controlling ownership. During the fiscal year covered by this report, the Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of six million dollars plus approximately nine million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI. See, however, Item 11. Security Ownership of
                                                 -------------------------------
Certain  Beneficial  Owners and  Management  and Related  Stockholder  Matters -
--------------------------------------------------------------------------------
Changes in Control.
------------------


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

       Exhibits required by Item 601 of Regulation S-B.

Exhibit No.   Description                            Location
-----------   -----------                            --------

10.1          Farmout/Farmout Option, Weld County,   Incorporated by reference to Exhibit
              Colorado dated November 7, 1996 by     No. 10.1 to the Registrant's Annual
              and between Prima Oil & Gas Company    Report on Form 10-KSB for the fiscal
              and the Company.                       year ended December 31, 1998
                                                     (Commission File No. 0-10089)

10.2          Production Prepayment Agreement        Incorporated by reference to Exhibit
              between PanEnergy Financial            No. 10.2 to the Registrant's Annual
              Services, Inc., a Delaware             Report on Form 10-KSB for the fiscal
              corporation and the Company made and   year ended December 31, 1998
              entered into December 12, 1996.        (Commission File No. 0-10089)

10.3          Extension of Farmout/Farmout Option
              Agreement Dated 11/7/1996, Weld
              County, Colorado dated March 24,
              1999 by and between Prima Oil and
              Gas Company and the Company

31            Certification of Mr. Ayers Pursuant
              to Rules 13a-14 or 15d-14










32            Certification of Mr. Ayers Pursuant
              to Section 1350

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

(1)    Audit Fees
       ----------

       The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $17,580 for the fiscal year ended December 31, 1998 and $10,670 for the fiscal year ended December 31, 1999.

(2)    Audit-Related Fees
       ------------------

       The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 1998 and $-0- for the fiscal year ended December 31, 1999.

(3)    Tax Fees
       --------

       The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $3,200 for the fiscal year ended December 31, 1998 and $0.00 for the fiscal year ended December 31, 1999.

(4)    All Other Fees
       --------------

       The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 1998 and $-0- for the fiscal year ended December 31, 1999.

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

                                          UNIOIL
                                          ------



Date:   May 5, 2005                       /s/ Charles E. Ayers, Jr.
     ----------------------------         --------------------------------------
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



Date:   May 5, 2005                       /s/ Charles E. Ayers, Jr.
     ----------------------------         --------------------------------------
                                          Charles E. Ayers, Jr., Director



Date:   May 5, 2005                       /s/ Jesse L. Barber
      ---------------------------         --------------------------------------
                                          Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                     UNIOIL




                                    CONTENTS




                                                                         PAGE
                                                                         ----

          --   Report of Independent Registered Public
                    Accounting Firm                                         1


          --   Balance Sheet, December 31, 1999                             2


          --   Statements of  Operations,  for the years ended
                    December 31, 1999 and 1998                              3


          --   Statement of Stockholders' Equity, from
                    December 31, 1997 through December 31,
                    1999                                                    4


          --   Statements of Cash Flows,  for the years ended
                    December 31, 1999 and 1998                          5 - 6


          --   Notes to Financial Statements                           7 - 15


          --   Supplemental Information - Unaudited                   16 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil at December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred losses, has current liabilities in excess of current assets and has uncertainties related to the realization of assets, raising substantial doubt about the ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRITCHETT, SILER & HARDY, P.C.



March 14, 2005
Salt Lake City, Utah

                                     UNIOIL

                                  BALANCE SHEET

                                     ASSETS
                                                                   December 31,
                                                                       1999
                                                                  --------------
CURRENT ASSETS:
     Cash                                                         $      64,163
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $5,152                       136,314
     Other current assets                                                 5,374
     Current deferred tax asset                                             422
                                                                  --------------
          Total Current Assets                                          206,273

PROPERTY AND EQUIPMENT, net                                               2,306

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                      4,025,756

OTHER ASSETS                                                                  -
                                                                  --------------

TOTAL ASSETS                                                      $   4,234,335
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                 $     696,995
     Joint interest and trade accounts payable                          101,753
     Line of credit                                                     324,000
     Other current liabilities                                          189,512
                                                                  --------------
          Total Current Liabilities                                   1,312,260

CONTINGENCIES [See Notes 8 and 10]                                            -

DEFERRED TAX LIABILITY                                                      422
                                                                  --------------
          Total Liabilities                                           1,312,682
                                                                  --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding             999,417
     Capital in excess of par value                                  18,914,190
     Retained deficit                                               (16,991,954)
                                                                  --------------
          Total Stockholders' Equity                                  2,921,653
                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   4,234,335
                                                                  ==============


               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS

                                                                    For The Year Ended
                                                                       December 31,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
REVENUE:
     Oil and gas sales                                        $     656,937    $     830,088
     Income from serving as operator                                 28,159           25,949
                                                              --------------   --------------
          Total Revenue                                             685,096          856,037
                                                              --------------   --------------
EXPENSES:
     Production costs and related taxes                             251,552          270,859
     General and administrative                                     177,457          183,384
     Depreciation, depletion and amortization                       444,213          758,227
                                                              --------------   --------------
          Total Expenses                                            873,222        1,212,470
                                                              --------------   --------------
OPERATING INCOME (LOSS)                                            (188,126)        (356,433)
                                                              --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income and other                                        3,873           32,513
     Interest expense - related party                              (554,971)        (579,096)
     Interest expense - other                                       (94,249)        (134,656)
     Loss on partnership                                                  -           (2,152)
                                                              --------------   --------------
          Total Other Income (Expense)                             (645,347)        (683,391)
                                                              --------------   --------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                           (833,473)      (1,039,824)

CURRENT TAX EXPENSE                                                       -                -

DEFERRED TAX EXPENSE                                                      -                -

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]                  -             (540)
                                                              --------------   --------------
NET INCOME (LOSS)                                             $    (833,473)   $  (1,040,364)
                                                              ==============   ==============
INCOME (LOSS) PER SHARE:                                      $        (.06)   $        (.11)
                                                              ==============   ==============








              The accompanying notes are an integral part of these
                              financial statements

                                     UNIOIL

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1997 THROUGH

                                DECEMBER 31, 1999


                                          Common Stock           Capital in
                                    -------------------------     Excess of         Retained
                                       Shares        Amount       Par Value          Deficit          Total
                                    ------------  -----------   --------------   --------------   --------------

BALANCE, December 31, 1997            9,441,657   $   94,417    $   4,062,519    $ (15,118,117)   $  (10,961,181)

Net loss for the year ended
  December 31, 1998                           -            -                -       (1,040,364)       (1,040,364)
                                    ------------  -----------   --------------   --------------   --------------
BALANCE, December 31, 1998            9,441,657       94,417        4,062,519      (16,158,481)      (12,001,545)

Converted $5,791,000.00 note
 payable to 90,500,000 shares
 of common stock; simultaneously,
 $9,809,405.27 in accrued
 interest on the note and
 $156,265.64 in payables were
 forgiven. Since the amounts
 were all owed to a related
 entity, the forgiveness of
 debt was treated as additional
 paid in capital, December 15,
 1999                                90,500,000      905,000       14,851,671                -        15,756,671

Net loss for the year ended
  December 31, 1999                           -            -                -         (833,473)         (833,473)
                                    ============  ===========   ==============   ==============   ===============
BALANCE, December 31, 1999           99,941,657   $  999,417    $  18,914,190    $ (16,991,954)   $    2,921,653
                                    ============  ===========   ==============   ==============   ===============




















              The accompanying notes are an integral part of these
                              financial statements

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                                      For The Year Ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                    1999              1998
                                                                               --------------    --------------
Cash Flows From Operating Activities:
     Net income (loss)                                                         $    (833,473)    $  (1,040,364)
                                                                               --------------    --------------
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
         Depreciation, depletion and amortization                                    444,213           758,227
         Bad debt expense                                                             26,962            10,440
         Changes in assets and liabilities:
           (Increase) decrease in joint interest and trade receivables               (56,327)           43,183
           (Increase) decrease in other current assets                                (1,123)             (193)
           (Increase) decrease in other assets                                             -             2,152
           Increase (decrease) in joint interest and trade accounts payable           14,779            (5,576)
           Increase (decrease) in interest payable - related party                   553,772           580,296
           Increase (decrease) in other current liabilities                          (28,315)           94,871
                                                                               --------------    --------------
              Total Adjustments                                                      953,961         1,483,399
                                                                               --------------    --------------
              Net Cash Provided by Operating Activities                              120,488           443,035
                                                                               --------------    --------------
Cash Flows From Investing Activities                                                       -                 -
                                                                               --------------    --------------
              Net Cash Provided (Used) by Investing Activities                             -                 -
                                                                               --------------    --------------
Cash Flows From Financing Activities:
     Proceeds from (payments to) line of credit                                      (14,000)          (12,000)
     Payments to notes payable                                                      (177,217)         (426,973)
                                                                               --------------    --------------
              Net Cash Provided (Used) by Financing Activities                      (191,217)         (438,973)
                                                                               --------------    --------------
Net Increase (Decrease) in Cash                                                      (70,729)            4,062

Cash at Beginning of Year                                                            134,892           130,830
                                                                               --------------    --------------
Cash at End of Year                                                            $      64,163     $      134,892
                                                                               ==============    ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
         Interest                                                              $      96,096     $     134,656
                                                                               ==============    ==============
         Income taxes                                                          $           -     $           -
                                                                               ==============    ==============



                                   [Continued]

                                     UNIOIL

                      STATEMENTS OF CASH FLOWS [Continued]

                         Net Increase (Decrease) in Cash


Supplemental Schedule of Noncash Investing and Financing Activities:
--------------------------------------------------------------------
     For the year ended December 31, 1999:
          On December 15, 1999, the Company converted a $5,791,000 note payable to 90,500,000 shares of common stock. Simultaneously, $9,809,405 in accrued interest on the note and $156,266 in payables were forgiven. Since the amounts were all owed to a related entity, the forgiveness of debt was treated as additional paid in capital on the issuance of stock [See Note 8].

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

     Property and Equipment - Property and equipment are recorded at cost, which
     ----------------------
     is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and with accelerated methods for income tax purposes. The useful lives of property and equipment for purposes of financial reporting range from five to ten years.

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

     Income  (Loss) Per Share - Effective  for the year ended  December 31, 1997
     ------------------------
     the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. There was no effect on the financial statements for the change in accounting principle [See Note 13].

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                    1999               1998
                                                --------------    --------------
                  Shop tools and equipment      $      20,869     $      20,869
                  Furniture and fixtures               21,374            21,374
                  Transportation equipment              4,003             4,003
                  Leasehold improvements                    -                 -
                                                --------------    --------------
                                                       46,246            46,246
         Less:  accumulated depreciation              (43,940)          (42,971)
                                                --------------    --------------
                  Total                         $       2,306     $       3,275
                                                ==============    ==============

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $969 and $968, respectively.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - OIL AND GAS ACTIVITIES
-------------------------------

     During the past several years the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997 the Company negotiated a drilling program to complete and bring new wells into production. In this connection the company has entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $443,244 and $492,505 for 1999 and 1998, respectively. The Company recognized a cost center ceiling write-off of $264,754 during 1998.

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

NOTE 5 - LINE OF CREDIT
-----------------------

     During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 1999 the Company had total borrowings of $324,000 against the line of credit, which was bearing interest at 10.25% and is collateralized by a first lien on the Company's Colorado oil and gas properties.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE
----------------------

     During 1997 the Company borrowed $1,722,275 from Duke Energy ["Duke"] to drill eight new wells. The loan is secured by the production from the wells. [See Note 4] Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 1999 the unpaid balance of the loan was $696,995. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the base amount is due on April 1, 1998, (b) a cumulative 50% is due on April 1, 1999, (c) a cumulative 60% is due on April 1, 2000, (d) a cumulative 90% is due on April 1, 2001, and (e) all remaining principal and interest is due on April 1, 2002. The note is classified as current due to its default status. The note was subsequently re-paid during 2003.

NOTE 7 - INCOME TAXES
---------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. Respectively at December 31, 1999 and 1998, the total of all deferred tax assets was approximately $6,274,000 and $6,922,000 and the total of the deferred tax liabilities was approximately $1,376,000 and $1,512,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $4,898,000 and $5,409,000 as of December 31, 1999 and 1998,
     respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1999 was $(511,000).

     The Company has available at December 31, 1999, unused tax operating loss carryforwards of approximately $16,539,000, which may be applied against future taxable income and expire in various years beginning in 2000 through 2019.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The components of income tax expense from continuing operations for the years ended December 31, 1999 and 1998 consist of the following:

                                                                   Year Ended December 31,
                                                               --------------------------------
                                                                    1999              1998
                                                               --------------    --------------
     Current income tax expense:
       Federal                                                 $           -    $            -
       State                                                               -                 -
                                                               --------------    --------------
         Net current tax expense                                           -                 -
                                                               ==============    ==============
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation    $      10,518     $      17,186
       Excess of tax over financial accounting depletion            (146,473)         (278,144)
       Contribution carryover                                              -               (71)
       Reserve for bad debts                                            (418)           97,918
       Capital loss carryforward                                           -              (804)
       Net operating loss carryforwards                              648,293          (245,489)
       Valuation allowance                                          (511,920)          409,404
                                                               --------------    --------------
         Net deferred tax expense                              $           -    $            -
                                                               ==============    ==============

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                   Year Ended December 31,
                                                               --------------------------------
                                                                    1999              1998
                                                               --------------    --------------
     Computed tax at the expected federal statutory rate           34.00%            34.00%
     Other                                                          (.05)             2.01
     State income taxes, net of federal income tax benefits         3.36              3.36
     Expiration of net operating loss carryforwards               (98.73)                -
     Valuation allowance                                           61.42            (39.37)
                                                               --------------    --------------
     Effective income tax rates                                     0.00%             0.00%
                                                               ==============    ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1999 and 1998:

                                                            Year Ended December 31,
                                                        --------------------------------
                                                             1999              1998
                                                        --------------    --------------
     Excess of tax over book accounting depreciation    $    (221,306)    $    (210,788)
     Excess of tax over book accounting depletion          (1,155,114)       (1,301,587)
     Contribution carryforward                                    391               391
     Reserve for bad debt                                       1,925             1,507
     Capital loss carryover                                       804               804
     NOL carryforwards                                      6,178,806         6,827,098
     Investment tax credit carryforward                        92,056            92,056

     The deferred taxes are reflected in the consolidated balance sheet as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                    1999              1998
                                               --------------    --------------
     Short term asset                          $         422     $         329
     Long term (liability)                     $        (422)    $        (329)

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary and $1,800 and $1,600 as a non-accountable auto allowance during the years ended December 31, 1999 and 1998, respectively.

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

     An officer and director of the Company is affiliated with a law firm that provides legal representation, consultation and other services to the Company. During 1999 and 1998, no costs were incurred by the Company to this law firm.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - RELATED PARTY TRANSACTIONS [Continued]
-----------------------------------------------

     During 1985, the Company borrowed approximately $6,000,000 from Joseph Associates, Inc. [JA] in order to fund the reorganization plan approved by the bankruptcy court. Under the loan agreement, initial interest of $156,889 and an origination fee of $150,000 were paid to JA. The loan was secured by basically all of the assets of the Company, including interests in oil and gas wells. The loan accrued interest at the greater of (1) 19% per annum or (2) 6% over the prime rate of 90-day commercial loans as published by Irving Trust Company of New York (subject to the maximum rate of interest allowed by law). The original term of the loan was for 60 months with the principal and interest payments due the first day of each month beginning October 1, 1985. Almost from the beginning, the Company was in default with respect to payments due on this loan. In May 1989, JA exercised its right under the loan agreement to receive directly from purchasers all proceeds derived from the sale of oil and gas by the Company. Accordingly, from December 31, 1989, all monies received from oil and gas purchasers was deposited into a checking account controlled by JA and transferred as needed to accounts owned by the Company to cover operating expenditures. The same procedure was still in effect at December 15, 1999 except that the rights of JA had transferred from a former officer of the Company to interests held by certain current officers, directors and shareholders. Also, interest was accrued by the Company at the rate(s) specified above through December 1991 and at 10% per annum thereafter. Accrued interest payable on the loan amounted to $9,809,405 and $9,254,434 at December 15, 1999 and December 31, 1998, respectively. Interest expense accrued on the loan was $554,971 and $579,096 for each of the years ended December 31, 1999 and 1998. No Interest was paid to JA for the years ended December 31, 1999 and 1998. On December 15, 1999, the Company converted the outstanding balance of the note payable of $5,791,000 to 90,500,000 shares of common stock. Simultaneously, all the accrued interest on the note of $9,809,405 was forgiven. Since JA is a related entity, the forgiveness of the accrued interest was treated as additional paid in capital on the issuance of the 90,500,000 shares of common stock.

     At December 15, 1999 and December 31, 1998 the Company had a non-interest bearing account payable to JA in the amount of $156,266. The amount originated from various advances and payments between the two companies in prior years. Simultaneous with the conversion of the note payable to JA and the forgiveness of the related accrued interest, this payable was also forgiven in full. Since JA is a related entity, the forgiveness of the payable was treated as additional paid in capital on the issuance of the 90,500,000 shares of common stock.

NOTE 9 - CONCENTRATION OF CREDIT RISKS
--------------------------------------

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - CONTINGENCIES AND LITIGATION
--------------------------------------

     Litigation - The Company may become or is subject to  investigation,  claim
     ----------
     or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

     SEC Complaint - On September 28, 1988,  the United  States  Securities  and
     -------------
     Exchange Commission [SEC] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment, which was denied with permission to renew the motion upon substantial compliance.

NOTE 11 - CONTRACTS AND AGREEMENTS
----------------------------------

     Independent   Contract   Pumpers  -  The  Company   contracts  out  regular
     --------------------------------
     maintenance on the wells to an independent contract pumper. The Company has a contract with S & S Pumping Service to service 14 wells at $175 per month and 31 wells at $200 per month. Payments are made semi-monthly and the contract will expire July 31, 2000.

NOTE 12 - GOING CONCERN
-----------------------

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - INCOME (LOSS) PER SHARE
---------------------------------

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999 and 1998:

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                                   1999              1998
                                                              --------------    --------------
     Loss available to common stockholders used
         in loss per share                                    $    (833,473)    $  (1,040,364)
                                                              --------------    --------------
     Weighted average number of common shares used
       in earnings per share outstanding during the period       13,408,780         9,441,657
                                                              --------------    --------------

     Dilutive earnings per share was not presented as the Company has no options, warrants or other dilutive securities outstanding at December 31, 1999 or 1998.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                                  1999                   1998
                                           ------------------    ---------------------
                                             Oil         Gas         Oil         Gas
                                           (MBBLS)     (MMCF)      (MBBLS)     (MMCF)
                                           -------    -------      -------    -------
Estimated quantity at beginning of
  Period                                     2,144     27,418       1,672      23,519
Revisions of previous estimates               (505)    (3,954)        534       4,235
Discoveries and extensions                       -          -           -           -
Purchase of reserves in place                    -          -           -           -
Production                                     (53)      (210)        (62)       (336)
Sale/disposal of reserves in place               -          -           -           -
                                           -------    -------     -------     -------


Estimated quantity at end of period          1,586     23,254       2,144      27,418
                                           -------    -------     -------     -------


Proved developed reserves:
  Beginning of period                          222      2,676         312       2,969
  End of period                                178      1,635         222       2,676
                                           -------    -------     -------     -------


Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year                  -          -           -           -
                                           -------    -------     -------     -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                   December 31,
                                                         --------------------------------
                                                              1999              1998
                                                         --------------    --------------
                                                            [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                                $           -     $           -
     Proved producing leases                                         -                 -
Exploration costs                                                    -                 -
Development costs                                                    -                 -
                                                         --------------    --------------
Total Additions to Oil and Gas Properties                $           -     $           -
                                                         --------------    --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                  $           -     $           -
                                                         --------------    --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                   $      11,014     $      11,014
     Unproved properties                                           310               310
                                                         --------------    --------------
     Total Capitalized Costs                                    11,324            11,324
Less accumulated depreciation and depletion                     (7,298)           (6,855)
                                                         --------------    --------------
     Net Capitalized Costs                               $       4,026     $       4,469
                                                         --------------    --------------
Company's share of equity method investees' net
capitalized costs                                        $           -     $           -
                                                         --------------    --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities

                                                                   December 31,
                                                         --------------------------------
                                                              1999              1998
                                                         --------------    --------------
                                                            [In Thousands of Dollars]

Oil and gas sales                                        $         657     $         830
Production costs                                                  (252)             (271)
Exploration costs                                                    -                 -
Depreciation and depletion                                        (443)             (758)
                                                         --------------    --------------
Income (loss) from operations                                      (38)             (199)
Income tax benefit (expense)                                        12                68
                                                         --------------    --------------
   Results of Operations from Producing Activities
    [Excluding Corporate Overhead and Interest Costs]              (26)             (131)
                                                         --------------    --------------
Company's share of equity method investees' results of
operations for producing activities                                  -                 -
                                                         --------------    --------------

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

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:

                                                                   December 31,
                                                         --------------------------------
                                                              1999              1998
                                                         --------------    --------------
                                                             [In Thousands of Dollars]

Future reserves                                          $      91,070     $      74,272
Future production and development costs                        (60,712)          (56,818)
Future income tax expenses                                     (10,206)           (5,792)
                                                         --------------    --------------

Future net cash flows                                           20,152            11,662
Discount to present value at 10 percent                        (12,752)           (8,871)
                                                         --------------    --------------

Standardized measure of discounted future net cash
flows                                                    $       7,400     $       2,791
                                                         --------------    --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                    $           -     $           -
                                                         --------------    --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                                     December 31,
                                                           --------------------------------
                                                                1999              1998
                                                           --------------    --------------
                                                              [In Thousands of Dollars]

Balance at beginning of period                             $       2,791     $       5,132
Sales of oil and gas net of production costs                        (405)             (559)
Revisions to reserves proved in prior years:
     Changes in prices and costs                                    (463)          (20,959)
     Changes in quantity estimates and timing of
       production                                                  9,891            17,677
Additions to proved reserves:
     Acquisition of reserves in place                                  -                 -
     Current year discoveries, extensions and improved
       recoveries                                                      -                 -
     Estimated future development and production costs
       related to current year acquisitions, discoveries,
       extensions and improved recoveries                              -                 -
     Net change in income taxes                                   (4,414)            1,500
     Sales of reserves in place                                        -                 -
     Accretion of discount                                             -                 -
     Other - change in ten percent discount                            -                 -
                                                           --------------    --------------
Balance at End of Period                                   $       7,400     $       2,791
                                                           --------------    --------------