Form 10KSB
period 2000-12-31
UNIOIL
filed 2005-05-05
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

             3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620
             -------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock, par value $0.01 per share                       99,941,657
-----------------------------------------               ------------------------
         Title of Class                                 Shares outstanding as of
                                                           December 31, 2000

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

The Issuer's revenues for its most recent fiscal year:                  $934,900
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

       During 1996, the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. See Item 2. Description of Property --
                                            ------------------------------------
Drilling Activity.
-----------------

       As an operator of and interest holder in a number of producing oil and gas wells, the Issuer's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Issuer is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Issuer. The Issuer's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Issuer has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Issuer can only sell its oil to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. As of December 31, 2000, none of the gas producing wells in which the Issuer had an interest was shut-in. As of that date, moreover, the Issuer had gas and oil contracts in place for all the output from the wells in which the Issuer had an interest.

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

       Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 2000, are presented in summary form below:

                                                  Crude Oil        Natural Gas
                                                  ---------        -----------

Proved Developed/Prod. Reserves                     122,061         1,525,405
Proved Developed/Nonprod. Reserves                   30,484           313,470
Proved Undeveloped Reserves                       1,231,163        18,216,005
                                                  ---------        ----------
         Total Reserves                           1,383,708        20,054,880
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

       Prices for crude oil, natural gas liquids, and natural gas effective in December, 2000 reflect the posted prices in the Rocky Mountain Region on December 31, 2000. Current average operating costs are used in estimating future costs required to operate the properties. Higher oil and gas prices in 2000 compared to 1999 have dramatically improved economic lives and cash flow projections of reserves. Although reserves calculated in 2000 are similar to 1999 reserves, cash flow projections are very different. A substantial increase is observed, especially for the proved undeveloped reserves. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                10% Disc.
                                                Future Net      Future net
                                                Revenue         Revenue
                                                -------         -------
Proved Developed/Prod. Reserves                 $ 7,709,341     $ 4,450,678
Proved Developed/Nonprod. Reserves                1,240,605         703,838
Proved Undeveloped Reserves                      62,459,170      19,066,079
                                                -----------     -----------
       Total Reserves                           $71,409,116     $24,220,595
                                                ===========     ===========

Reserves Reported to Other Agencies
-----------------------------------

       The Issuer has not filed or reported reserve information to any federal authority or agency since the beginning of the last fiscal year.

Drilling Activity
-----------------

       The Company did not participate in any drilling activity from 1985 through 1996. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. See, Item 13.
                                                                        --------
- Exhibit 10.1 and 10.3.  Prima will act as operator and finance the drilling of
-----------------------
the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout.

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

       The Unioil/Prima agreement has thus far resulted in the drilling of 29 new wells and the recompletion of 4 wells. Due to the downturn of crude oil prices in November 1997, only 2 new wells were drilled in 1998, 1 new well in 1999 and 5 new wells in 2000, under the Unioil/Prima agreement. However, with oil prices increasing in the year 2000 it is anticipated that drilling activity will increase. The Unioil/Duke program began in May 1997, and was completed in 1997. This program resulted in the drilling and completion of 8 new oil and gas wells.

Productive Wells and Acreage
----------------------------

       The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2000 are as follows:

Geographic Area               Productive Wells             Developed Acres
---------------               ----------------             ---------------
                              Gross        Net             Gross        Net
                            Oil   Gas   Oil   Gas        Oil   Gas   Oil   Gas
                            ---   ---   ---   ---        ---   ---   ---   ---

Colorado                     78    0   50.7    0       3,120    0  2,028    0
Wyoming                       7    0    4.5    0         280    0    181    0

       Wells that produce both oil and gas are treated as oil wells herein. Of the 78 gross wells in Colorado, 73 are producing oil and gas and five are oil wells only.

Undeveloped Acreage
-------------------

       At December 31, 2000, the Company held interests in 7,870 gross (7,147 net) undeveloped acres in the United States, as summarized below:

   Geographic Area                   Gross Acres               Net Acres
   ---------------                   -----------               ---------

   Colorado                             7,030                    6,463
   Wyoming                                840                      684

       All the acreage shown is held by production from the Issuer's presently producing wells.

Production
----------

       The following table sets forth, by geographic area, for the fiscal years 2000, 1999, and 1998: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                             2000                  1999                1998
                             ----                  ----                ----
                         Oil        Gas       Oil       Gas       Oil       Gas
                         ---        ---       ---       ---       ---       ---
1)  Net Quantities:
   (Bbls or MCF)
    Wyoming             5,472       -0-      7,120       -0-     6,917       790
    Colorado           12,759   132,580     13,180   155,996    21,323   269,564

2) Average Sales
   Price/Bbl or MCF:
   Wyoming             $26.50       -0-     $16.80      $ -0-   $ 8.88     $5.99
   Colorado            $27.86     $3.54     $17.05      $2.11   $12.44     $1.84

3) Average Lifting
   Cost/Bbl or BOE:
   Wyoming                   $9.35                $12.02              $10.44
   Colorado                  $7.84                $12.25              $ 7.40

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

       By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to Joseph Associates of Greeley, Inc. ("JAGI"). All payments of oil and gas proceeds, which were previously sent to JAI, were sent to JAGI until the debt for equity exchange in December of 1999. See, Item 11. - Security Ownership of
                                               ---------------------------------
Certain  Beneficial  Owners and  Management  and Related  Shareholder  Matters -
--------------------------------------------------------------------------------
Changes in Control.
------------------

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

Item 4.  Submission of Matters to a Vote of Security Holder
-----------------------------------------------------------

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The last meeting of stockholders of the Company was held on December 15, 1999.

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

       (b)    Holders.
              --------

       The approximate number of record holders of the Issuers common stock as of March 31, 2001 was 2,108.

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

       Until December of 1999, the principal remaining indebtedness of the Company was the secured debt owed to JAGI. With the interest that had been accrued each year, this debt was in excess of $15 million as of December 31, 1998. Management of the Company and JAGI always intended to work out some restructuring of this debt; however, until December of 1999, the debt had not been restructured and remained on the books. During 1999, the Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of six million dollars plus approximately nine million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI.

       Results  of  Operations.  Due to its  bankruptcy  and  adverse  financial
       -----------------------
condition the Issuer did not engage in drilling any new wells or acquiring any additional properties from 1985 through 1996. Operations of the Issuer were limited to continued operation of wells previously drilled on properties already acquired.

       However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. One of these agreements has thus far resulted in the drilling of 29 new wells and the recompletion of 4 wells. The other program began in May 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

       The Issuer has continued to incur net losses due primarily to depletion allowances, but did have positive cash flow. After netting interest income and expense, the Company's current year net loss was $(211,462) in 2000 compared to $(833,473) in 1999.

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


                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

       (a)    Identification of Directors and Executive Officers.
              ---------------------------------------------------

       The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                    Term Served       Positions
Name of Director           Age      As Director       With Company
----------------           ---      -----------       ------------

Charles E. Ayers, Jr.      56       July, 1990        Chairman & CEO
Fred C. Jones              63       May, 1991         Vice President/ Secretary
Jesse L. Barber            75       June, 1998        Director

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

       Compliance with Section 16(a) of the Exchange Act.
       --------------------------------------------------

       No report pursuant to Section 16(a) was filed during the fiscal year ended December 31, 2000 by Charles E. Ayers, Jr., Fred C. Jones or John Bader, who each acquired securities when the secured debt owed to JAGI was converted to equity, and was a director, executive officer or ten percent holder.

       The Issuer is not aware of any other transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2000, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Issuer.

       Code of Ethics.
       ---------------

       The issuer had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation
--------------------------------

       (a)    Cash Compensation.
              ------------------

       The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998. (See "Certain Relationships and Related Transactions").

                  Year                    Total Cash Compensation
                  ----                    -----------------------
                  2000                               0
                  1999                               0
                  1998                               0

       Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 2000, 1999 and 1998. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

       (a)    Security Ownership of Certain Beneficial Owners.
              ------------------------------------------------

       The following table sets forth the names, addresses and security ownership as of December 31, 2000, of all persons known to the Issuer to be the beneficial owner of more than 5% of the Issuer's voting stock.

Name of                       Positions With      Amount and Nature      Percent
Owner                         Company             of Ownership           Owned
-----                         -------             ------------           -----
Charles E. Ayers, Jr.         Director &          65,017,294 shares       65 %
710 N. Hamilton St.           Stockholder
Richmond, VA  23230

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

       (b)    Security Ownership of Management.
              ---------------------------------

       The following table indicates the stock ownership as of December 31, 2000, of the Issuer's present directors and named executive officers as well as all present officers and directors as a group:

                                  Title of    Amount and Nature of     Percent
        Name                        Class      Beneficial Ownership    of Class
        ----                      --------    ---------------------    --------

Charles E. Ayers, Jr.              Common       65,017,294 shares         65 %

Fred C. Jones                      Common        4,525,000 shares        4.5 %

Jesse L. Barber                    Common          452,500 shares        0.5 %

All officers and directors as a    Common       69,994,794 shares         70 %
group (4 people)

       (c)    Changes in control.
              -------------------

       On December 15, 1999, the board of directors voted to exchange 90,500,000 shares of common stock for the JAGI debt of six million dollars plus forgiveness of approximately eight million dollars of accrued interest. In March of 2000, these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI.

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

       As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from JAI. The secured interest had been assigned to JAGI. These entities are affiliated with the Issuer through common controlling ownership. The Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of six million dollars plus approximately nine million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI. See, Item 11.
                                                                        --------
Security  Ownership  of Certain  Beneficial  Owners and  Management  and Related
--------------------------------------------------------------------------------
Stockholder Matters - Changes in Control.
----------------------------------------


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

10.3          Extension of Farmout/Farmout Option    Incorporated by reference to Exhibit
              Agreement Dated 11/7/1996, Weld        No. 10.3 to the Registrant's Annual
              County, Colorado dated March 24,       Report on Form 10-KSB for the fiscal
              1999 by and between Prima Oil and      year ended December 31, 1999
              Gas Company and the Company            (Commission File No. 0-10089).

31            Certification of Mr. Ayers Pursuant
              to Rules 13a-14 or 15d-14

32            Certification of Mr. Ayers Pursuant
              to Section 1350

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

(1)    Audit Fees
       ----------

       The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $10,670 for the fiscal year ended December 31, 1999 and $-0- for the fiscal year ended December 31, 2000.

(2)    Audit-Related Fees
       ------------------

       The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 1999 and $-0- for the fiscal year ended December 31, 2000.

(3)    Tax Fees
       --------

       The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 1999 and $-0- for the fiscal year ended December 31, 2000.

(4)    All Other Fees
       --------------

       The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 1999 and $-0- for the fiscal year ended December 31, 2000.

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


                                        UNIOIL
                                        ------



Date:   May 5, 2005                     /s/ Charles E. Ayers, Jr.
     -------------------------          ----------------------------------------
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



Date:   May 5, 2005                     /s/ Charles E. Ayers, Jr.
     -------------------------          ----------------------------------------
                                        Charles E. Ayers, Jr., Director



Date:   May 5, 2005                     /s/ Jesse L. Barber
      ------------------------          ----------------------------------------
                                        Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                     UNIOIL




                                    CONTENTS




                                                                         PAGE
                                                                         ----

     --   Report of Independent Registered Public
               Accounting Firm                                              1


     --   Balance Sheet, December 31, 2000                                  2


     --   Statements of Operations, for the years ended
               December 31, 2000 and 1999                                   3


     --   Statement of Stockholders' Equity, from
               December 31, 1998 through December 31,
               2000                                                         4


     --   Statements of Cash Flows, for the years ended
               December 31, 2000 and 1999                               5 - 6


     --   Notes to Financial Statements                                7 - 14


     --   Supplemental Information - Unaudited                        15 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil at December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Unioil as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ PRITCHETT, SILER & HARDY, P.C.

March 14, 2005
Salt Lake City, Utah

                                     UNIOIL

                                  BALANCE SHEET

                                     ASSETS
                                                                  December 31,
                                                                      2000
                                                                 --------------
CURRENT ASSETS:
     Cash                                                        $     173,673
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $4,972                      127,943
     Other current assets                                               19,426
     Current deferred tax asset                                            407
                                                                 --------------
               Total Current Assets                                    321,449

PROPERTY AND EQUIPMENT, net                                              1,337

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                     3,337,856

OTHER ASSETS                                                                 -
                                                                 --------------

TOTAL ASSETS                                                     $   3,660,642
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                $     473,334
     Joint interest and trade accounts payable                          84,449
     Line of credit                                                    169,538
     Other current liabilities                                         222,723
                                                                 --------------
               Total Current Liabilities                               950,044

CONTINGENCIES [See Notes 8 and 10]                                           -

DEFERRED TAX LIABILITY                                                     407
                                                                 --------------
               Total Liabilities                                       950,451
                                                                 --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding            999,417
     Capital in excess of par value                                 18,914,190
     Retained deficit                                              (17,203,416)
                                                                 --------------
               Total Stockholders' Equity                            2,710,191
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   3,660,642
                                                                 ==============


               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS

                                                                   For The Year Ended
                                                                      December 31,
                                                             -------------------------------
                                                                  2000             1999
                                                             --------------   --------------
REVENUE:
     Oil and gas sales                                       $     908,323    $     656,937
     Income from serving as operator                                26,577           28,159
                                                             --------------   --------------
                Total Revenue                                      934,900          685,096
                                                             --------------   --------------
EXPENSES:
     Production costs and related taxes                            320,774          251,552
     General and administrative                                    176,801          177,457
     Depreciation, depletion and amortization                      525,510          444,213
                                                             --------------   --------------
                Total Expenses                                   1,023,085          873,222
                                                             --------------   --------------
OPERATING INCOME (LOSS)                                            (88,185)        (188,126)
                                                             --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income and other                                       6,450            3,873
     Interest expense - related party                                    -         (554,971)
     Interest expense - other                                     (103,995)         (94,249)
                                                             --------------   --------------
                Total Other Income (Expense)                       (97,545)        (645,347)
                                                             --------------   --------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                          (185,730)        (833,473)

CURRENT TAX EXPENSE                                                      -                -

DEFERRED TAX EXPENSE                                                     -                -
                                                             --------------   --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           (185,730)        (833,473)

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]            25,732                -
                                                             ==============   ==============
NET INCOME (LOSS)                                            $    (211,462)   $    (833,473)
                                                             ==============   ==============
INCOME (LOSS) PER SHARE:                                     $        (.00)   $        (.06)
                                                             ==============   ==============









              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1998 THROUGH

                                DECEMBER 31, 2000


                                             Common Stock             Capital in
                                     ----------------------------     Excess of         Retained
                                        Shares         Amount         Par Value          Deficit          Total
                                     -------------  -------------   --------------   --------------   --------------
BALANCE, December 31, 1998              9,441,657   $     94,417    $   4,062,519    $ (16,158,481)   $ (12,001,545)

Converted $5,791,000.00 note
 payable to 90,500,000 shares
 of common stock; simultaneously,
 $9,809,405.27 in accrued
 interest on the note and
 $156,265.64 in payables were
 forgiven. Since the amounts
 were all owed to a related
 entity, the forgiveness of
 debt was treated as additional
 paid in capital, December 15,
 1999                                  90,500,000        905,000       14,851,671                -       15,756,671

Net loss for the year ended
  December 31, 1999                             -              -                -         (833,473)        (833,473)
                                     -------------  -------------   --------------   --------------   --------------
BALANCE, December 31, 1999             99,941,657        999,417       18,914,190      (16,991,954)       2,921,653

Net loss for the year ended
  December 31, 2000                             -              -                -         (211,462)        (211,462)
                                     -------------  -------------   --------------   --------------   --------------
BALANCE, December 31, 2000             99,941,657   $    999,417    $  18,914,190    $ (17,203,416) $     2,710,191
                                     -------------  -------------   --------------   --------------   --------------



















               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                                     For The Year Ended
                                                                                        December 31,
                                                                               -------------------------------
                                                                                    2000             1999
                                                                               --------------   --------------
Cash Flows From Operating Activities:
     Net income (loss)                                                         $    (211,462)   $    (833,473)
                                                                               --------------   --------------
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
         Depreciation, depletion and amortization                                    525,510          444,213
         Bad debt expense                                                             19,471           26,962
         Changes in assets and liabilities:
           (Increase) decrease in joint interest and trade receivables               (11,100)         (56,327)
           (Increase) decrease in other current assets                               (14,052)          (1,123)
           Increase (decrease) in joint interest and trade accounts payable          (17,304)          14,779
           Increase (decrease) in interest payable - related party                         -          553,772
           Increase (decrease) in other current liabilities                           33,211          (28,315)
                                                                               --------------   --------------
              Total Adjustments                                                      535,736          953,961
                                                                               --------------   --------------
              Net Cash Provided by Operating Activities                              324,274          120,488
                                                                               --------------   --------------
Cash Flows From Investing Activities:
     Dispositions of oil and gas property                                            163,359                -
                                                                               --------------   --------------
              Net Cash Provided (Used) by Investing Activities                       163,359                -
                                                                               --------------   --------------
Cash Flows From Financing Activities:
     Proceeds from (payments to) line of credit                                     (154,462)         (14,000)
     Payments to notes payable                                                      (223,661)        (177,217)
                                                                               --------------   --------------
              Net Cash Provided (Used) by Financing Activities                      (378,123)        (191,217)
                                                                               --------------   --------------
Net Increase (Decrease) in Cash                                                      109,510          (70,729)

Cash at Beginning of Year                                                             64,163          134,892
                                                                               --------------   --------------

Cash at End of Year                                                            $     173,673    $      64,163
                                                                               ==============   ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
         Interest                                                              $      63,208    $      96,096
                                                                               ==============   ==============
         Income taxes                                                          $           -    $           -
                                                                               ==============   ==============

                                   [Continued]

                                     UNIOIL

                      STATEMENTS OF CASH FLOWS [Continued]

                         Net Increase (Decrease) in Cash


Supplemental Schedule of Noncash Investing and Financing Activities:
--------------------------------------------------------------------
     For the year ended December 31, 2000:
          None

     For the Year Ended December 31, 1999:
          On December 15, 1999, the Company converted a $5,791,000 note payable to 90,500,000 shares of common stock. Simultaneously, $9,809,405 in accrued interest on the note and $156,266 in payables were forgiven. Since the amounts were all owed to a related entity, the forgiveness of debt was treated as additional paid in capital on the issuance of stock.





































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

     Income (Loss) Per Share - The Company  accounts for income (loss) per share
     -----------------------
     in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive.

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]
---------------------------------------------------------------

     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     --------------------------------------
     Standards (SFAS) No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement no. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21" and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - EXTRAORDINARY ITEM
---------------------------

     In December 2004, the Company discovered that the Company's Vice President, Chief Financial Officer, Secretary and Director ("the Former VP") apparently caused inaccurate payroll reports to be filed with the United States Internal Revenue Service ("IRS") and the Colorado Department of Revenue ("CDR"), and increased his compensation without authorization. The Company's other two Directors initiated an internal investigation into the matter. The investigation uncovered that from 1998 through 2004 the Former VP had apparently caused payroll reports to be filed with IRS and CDR which did not report all of the salary of the Former VP. Further, the investigation uncovered that from 1998 through 2004 the Former VP apparently improperly diverted $197,840 from the Company. The Former VP's employment with the Company was terminated on January 3, 2005. Based on the results of the investigation, the Company believes that no other individuals at the Company were involved in this misconduct. In March 2005, the Company filed amended payroll reports with the IRS and the CDR and paid the associated taxes and withholdings. The Former VP claims to have no resources from which to make restitution of the relevant funds to the Company. Although the Company is still determining what, if any, legal action to take, the Company does not expect to be able to recover any of these funds and has recorded losses in the respective periods that the disbursements were made. The Former VP apparently improperly diverted the funds as follows: $45,364 in 2004, $45,497 in 2003, $45,614 in 2002,
     $35,093 in 2001,  $25,732,  in 2000 and $540 in 1998. Any future recoveries will be recognized in the period in which the recovery is received.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                   2000              1999
                                               --------------   --------------
              Shop tools and equipment         $      20,869    $      20,869
              Furniture and fixtures                  21,374           21,374
              Transportation equipment                 4,003            4,003
              Leasehold improvements                       -                -
                                               --------------   --------------
                                                      46,246           46,246
       Less:  accumulated depreciation               (44,909)         (43,940)
                                               --------------   --------------
              Total                            $       1,337    $       2,306
                                               ==============   ==============

     Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $969 and $969, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES
-------------------------------

     During the past several years, the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997, the Company negotiated a drilling program to complete and bring new wells into production. In this connection, the company has entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $524,541 and $443,244 for 2000 and 1999, respectively.

     Prima Oil and Gas Company - During  November 1996, the Company entered into
     -------------------------
     an agreement with Prima Oil and Gas ["Prima"] wherein the Company and Prima both agreed to contribute certain properties into a drilling pool of properties to be drilled by Prima. The Company and Prima each transferred equivalent numbers and types of properties into the pool. Prima paid all the costs of drilling, completing, equipping, and operating the wells through payout. Accordingly, Prima received 100% of the Net Revenue Working Interest until Prima recovered all of its actual costs of drilling, completing, equipping and operating the wells. Since the wells have reached payout, Unioil now receives a working interest of 27.5%. There was no change to the Company's capitalized costs in its full cost pool as a result of this transaction.

     Duke Energy  Financial  Services,  Inc. - During 1997, the Company  entered
     ---------------------------------------
     into a borrowing arrangement with Duke Energy Financial Services, Inc. (formerly known as PanEnergy Financial Services, Ind.) ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke (formerly PanEnergy Field Services, Inc.). Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are competitive in the industry. The agreements provide for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds, Duke has also received a security interest in the subject wells and underlying leases. The Company receives 5% from each well and also receives $4,500 per month for lease operating expenses.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LINE OF CREDIT
-----------------------

     During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 2000, the Company had total borrowings of $169,538 against the line of credit, which was bearing interest at 11.50% and is collateralized by a first lien on the Company's Colorado oil and gas properties.

NOTE 6 - NOTES PAYABLE
----------------------

     During 1997, the Company borrowed $1,722,275 from Duke Energy ["Duke"] to drill eight new wells. The loan is secured by the production from the wells. [See Note 3] Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 2000, the unpaid balance of the loan was $473,334. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the base amount is due on April 1, 1998, (b) a cumulative 50% is due on April 1, 1999, (c) a cumulative 60% is due on April 1, 2000, (d) a cumulative 90% is due on April 1, 2001, and (e) all remaining principal and interest is due on April 1, 2002. The note is classified as current due to its default status. The note was subsequently re-paid during 2003.

NOTE 7 - INCOME TAXES
---------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. Respectively at December 31, 2000 and 1999, the total of all deferred tax assets was approximately $5,205,000 and $6,274,000 and the total of the deferred tax liabilities was approximately $1,142,000 and $1,376,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $4,064,000 and $4,898,000 as of December 31, 2000 and 1999,
     respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2000 was approximately $(834,000).

     The Company has available at December 31, 2000, unused tax operating loss carryforwards of approximately $13,679,640, which may be applied against future taxable income and expire in various years beginning in 2001 through 2019.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The components of income tax expense from continuing operations for the years ended December 31, 2000 and 1999 consist of the following:

                                                                 Year Ended December 31,
                                                             --------------------------------
                                                                  2000              1999
                                                             --------------    --------------
     Current income tax expense:
       Federal                                               $           -     $          -
       State                                                             -                -
                                                             --------------    --------------
         Net current tax expense                                         -                -
                                                             ==============    ==============
     Deferred tax expense (benefit) arising from:
     Excess of tax over financial accounting depreciation    $      (5,139)    $      10,518
       Excess of tax over financial accounting depletion          (229,408)         (146,473)
       Contribution carryover                                          391                 -
       Reserve for bad debts                                            67              (418)
       Net operating loss carryforwards                          1,077,705           648,293
       Valuation allowance                                        (843,616)         (511,920)
                                                             --------------    --------------
         Net deferred tax expense                            $           -     $           -
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

     A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                 Year Ended December 31,
                                                             --------------------------------
                                                                  2000              1999
                                                             --------------    --------------
     Computed tax at the expected federal statutory rate         34.00%            34.00%
     Other                                                        (.83)             (.05)
     State income taxes, net of federal income tax benefits       3.36              3.36
     Expiration of net operating loss carryforward             (490.74)           (98.73)
     Valuation allowance                                        454.21             61.42
                                                             --------------    --------------
     Effective income tax rates                                   0.00%             0.00%
                                                             ==============    ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2000 and 1999:

                                                             Year Ended December 31,
                                                         --------------------------------
                                                              2000              1999
                                                         --------------    --------------
     Excess of tax over book accounting depreciation     $    (216,167)    $    (221,306)
     Excess of tax over book accounting depletion             (925,707)       (1,155,114)
     Contribution carryforward                                       -               391
     Reserve for bad debt                                        1,857             1,925
     Capital loss carryover                                        804               804
     NOL carryforwards                                       5,110,714         6,178,806
     Investment tax credit carryforward                         92,056            92,056

     The deferred taxes are reflected in the consolidated balance sheet as follows:

                                                   Year Ended December 31,
                                               -------------------------------
                                                    2000              1999
                                               --------------    --------------
     Short term asset                          $         407     $         422
     Long term (liability)                     $        (407)    $        (422)

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary and $1,800 and $1,800 as a non-accountable auto allowance during the years ended December 31, 2000 and 1999, respectively.

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

     An officer and director of the Company is affiliated with a law firm that provides legal representation, consultation and other services to the Company. During 2000 and 1999, no costs were incurred by the Company to this law firm.

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

     As of December 31, 2000, the Company had cash balances in excess of federally insured amounts of approximately $73,673.

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

NOTE 11 - CONTRACTS AND AGREEMENTS
----------------------------------

     Independent   Contract   Pumpers  -  The  Company   contracts  out  regular
     --------------------------------
     maintenance on the wells to an independent contract pumper. The Company has a contract with S & S Pumping Service to service 13 wells at $175 per month and 31 wells at $200 per month. Payments are made semi-monthly and the contract will expire July 31, 2001.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 13 - INCOME (LOSS) PER SHARE
---------------------------------

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999:

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                                  2000              1999
                                                             --------------    --------------
     Loss available to common stockholders used in
         loss per share                                      $    (211,462)    $    (833,473)
                                                             --------------    --------------
     Weighted average number of common shares used
        in earnings per share outstanding during the period     99,941,657        13,408,780
                                                             --------------    --------------

     Dilutive earnings per share was not presented as the Company has no options, warrants or other dilutive securities outstanding at December 31, 2000 or 1999.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                              2000                  1999
                                       ------------------    ------------------
                                         Oil         Gas       Oil         Gas
                                       (MBBLS)     (MMCF)    (MBBLS)     (MMCF)
                                       -------    -------    -------    -------
Estimated quantity at beginning of
  Period                                 1,586    23,254       2,144     27,418
Revisions of previous estimates           (158)   (3,032)       (505)    (3,954)
Discoveries and extensions                   -         -           -          -
Purchase of reserves in place                -         -           -          -
Production                                 (44)     (167)        (53)      (210)
Sale/disposal of reserves in place           -         -           -          -
                                       -------    -------    -------    -------


Estimated quantity at end of period      1,384    20,055       1,586     23,254
                                       -------    -------    -------    -------


Proved developed reserves:
  Beginning of period                      178     1,635         222      2,676
  End of period                            153     1,839         178      1,635
                                       -------    -------    -------    -------


Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year              -         -           -          -
                                       -------    -------    -------    -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                 December 31,
                                                       --------------------------------
                                                            2000              1999
                                                       --------------    --------------
                                                          [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                              $           -     $           -
     Proved producing leases                                       -                 -
Exploration costs                                                  -                 -
Development costs                                                  -                 -
                                                       --------------    --------------
Total Additions to Oil and Gas Properties              $           -     $           -
                                                       --------------    --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                $           -     $           -
                                                       --------------    --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                  $     10,990     $      11,014
     Unproved properties                                         171               310
                                                       --------------    --------------
     Total Capitalized Costs                                  11,161            11,324
Less accumulated depreciation and depletion                   (7,823)           (7,298)
                                                       --------------    --------------
     Net Capitalized Costs                              $      3,338     $       4,026
                                                       --------------    --------------
Company's share of equity method investees' net
capitalized costs                                       $          -     $           -
                                                       --------------    --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities

                                                                    December 31,
                                                          --------------------------------
                                                               2000              1999
                                                          --------------    --------------
                                                             [In Thousands of Dollars]

Oil and gas sales                                         $         908     $         657
Production costs                                                   (321)             (252)
Exploration costs                                                     -                 -
Depreciation and depletion                                         (525)             (443)
                                                          --------------    --------------
Income (loss) from operations                                        62               (38)
Income tax benefit (expense)                                        (21)               12
                                                          --------------    --------------
  Results of Operations from Producing Activities
   [Excluding Corporate Overhead and Interest Costs]                 41               (26)
                                                          --------------    --------------
Company's share of equity method investees' results of
operations for producing activities                                   -                 -
                                                          --------------    --------------

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

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                                December 31,
                                                      --------------------------------
                                                           2000              1999
                                                      --------------    --------------
                                                         [In Thousands of Dollars]

Future reserves                                       $     154,456     $      91,070
Future production and development costs                     (83,047)          (60,712)
Future income tax expenses                                  (24,183)          (10,206)
                                                      --------------    --------------

Future net cash flows                                        47,226            20,152
Discount to present value at 10 percent                     (30,962)          (12,752)
                                                      --------------    --------------

Standardized measure of discounted future net cash
flows                                                 $      16,264     $       7,400
                                                      --------------    --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                 $           -     $           -
                                                      --------------    --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Standard Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:

                                                                    December 31,
                                                          --------------------------------
                                                               2000              1999
                                                          --------------    --------------
                                                             [In Thousands of Dollars]

Balance at beginning of period                            $       7,400     $       2,791
Sales of oil and gas net of production costs                       (587)             (405)
Revisions to reserves proved in prior years:
   Changes in prices and costs                                    8,009              (463)
   Changes in quantity estimates and timing of
     production                                                  15,419             9,891
Additions to proved reserves:
   Acquisition of reserves in place                                   -                 -
   Current year discoveries, extensions and improved
     recoveries                                                       -                 -
   Estimated future development and production costs
     related to current year acquisitions, discoveries,
     extensions and improved recoveries                               -                 -
   Net change in income taxes                                   (13,977)           (4,414)
   Sales of reserves in place                                         -                 -
   Accretion of discount                                              -                 -
   Other - change in ten percent discount                             -                 -
                                                          --------------    --------------
Balance at End of Period                                  $      16,264     $       7,400
                                                          --------------    --------------