Form 10KSB
period 2001-12-31
UNIOIL
filed 2005-05-06
CIK 352710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

             3817 Carson Avenue, P.O. Box 310, Evans, Colorado 80620
            --------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (970) 330-6300
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

 Common Stock, par value $0.01 per share                       99,941,657
-----------------------------------------               ------------------------
         Title of Class                                 Shares outstanding as of
                                                            December 31, 2001

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

The Issuer's revenues for its most recent fiscal year:                  $729,435
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

       During 1996, the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. See Item 2. Description of Property --
                                            ------------------------------------
Drilling Activity.
-----------------

       As an operator of and interest holder in a number of producing oil and gas wells, the Issuer's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Issuer is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Issuer. The Issuer's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Issuer has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Issuer can only sell its oil to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. As of December 31, 2001, none of the gas producing wells in which the Issuer had an interest was shut-in. As of that date, moreover, the Issuer had gas and oil contracts in place for all the output from the wells in which the Issuer had an interest.

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

       Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 2001, are presented in summary form below:

                                                Crude Oil      Natural Gas
                                                ---------      -----------

Proved Developed/Prod. Reserves                    99,925       1,168,494
Proved Developed/Nonprod. Reserves                 17,831         152,698
Proved Undeveloped Reserves                     2,015,416      26,878,274
                                                ---------      ----------
         Total Reserves                         2,133,172      28,199,466
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

       Prices for crude oil, natural gas liquids, and natural gas effective in December, 2001 reflect the posted prices in the Rocky Mountain Region on December 31, 2001. Current average operating costs are used in estimating future costs required to operate the properties. Considerably lower oil and gas prices on December 31, 2001 ($7.00 per bbl and $3.80 per mcf) compared to 2000, dramatically lowered cash flow projections of reserves. A substantial decrease is observed, especially for the proved undeveloped reserves. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                   10% Disc.
                                                   Future Net      Future net
                                                   Revenue         Revenue
                                                   -------         -------
Proved Developed/Prod. Reserves                    $ 1,958,513     $ 1,246,832
Proved Developed/Nonprod. Reserves                      93,228          55,977
Proved Undeveloped Reserves                         24,910,013       2,845,011
                                                   -----------     ------------
       Total Reserves                              $26,961,754     $ 4,147,820
                                                   ===========     ===========

Reserves Reported to Other Agencies
-----------------------------------

       The Issuer has not filed or reported reserve information to any federal authority or agency since the beginning of the last fiscal year.

Drilling Activity
-----------------

       The Company did not participate in any drilling activity from 1985 through 1996. However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. In November, 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. See, Item 13.
                                                                        --------
Exhibits  10.1,  10.3 and 10.4.  Prima  will act as  operator  and  finance  the
------------------------------
drilling of the wells, for which it will be entitled to 100% of the working interest until payout, after which the working interest will be divided 72.5% to Prima and 27.5% to the Company and JAGI. In addition, 8 potential recompletion well sites were contributed to this pool, on which Prima will also act as operator, and at its discretion and sole cost, recomplete in return for a 72.5% working interest after recompletion. Upon recompletion, the Company will immediately be entitled to its working interest share (27.5%) of all production payments, without waiting for payout.

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

       The Unioil/Prima agreement has thus far resulted in the drilling of 33 new wells and the recompletion of 4 wells. Due to the downturn of crude oil prices in November 1997, only 2 new wells were drilled in 1998, 1 new well in 1999, 5 new wells in 2000, and 4 new wells in 2001, under the Unioil/Prima agreement. However, with oil prices increasing it is anticipated that drilling activity will double in 2002. The Unioil/Duke program began in May 1997, and was completed in 1997. This program resulted in the drilling and completion of 8 new oil and gas wells.

Productive Wells and Acreage
----------------------------

       The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2001 are as follows:

                               Productive Wells             Developed Acres
                               ----------------             ---------------
Geographic Area                Gross         Net            Gross        Net
---------------              Oil   Gas   Oil   Gas        Oil   Gas   Oil   Gas
                             ---   ---   ---   ---        ---   ---   ---   ---

Colorado                      80    0   52.0    0       3,200    0  2,080    0
Wyoming                        7    0    4.5    0         280    0    181    0

       Wells that produce both oil and gas are treated as oil wells herein. Of the 80 gross wells in Colorado, 75 are producing oil and gas and five are oil wells only.

Undeveloped Acreage
-------------------

       At December 31, 2001, the Company held interests in 7,830 gross (7,110 net) undeveloped acres in the United States, as summarized below:

   Geographic Area                   Gross Acres              Net Acres
   ---------------                   -----------              ---------

   Colorado                             6,990                   6,426
   Wyoming                                840                     684

       All the acreage shown is held by production from the Issuer's presently producing wells.

Production
----------

       The following table sets forth, by geographic area, for the fiscal years 2001, 2000, and 1999: 1) the Issuer's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Issuer had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                               1999                2000               2001
                               ----                ----               ----
                          Oil       Gas       Oil       Gas       Oil        Gas
                          ---       ---       ---       ---       ---        ---

1) Net Quantities:      7,120       -0-     5,472       -0-     3,401        -0-
    (Bbls or MCF)      13,180   155,996    12,759   132,580    10,123    110,702
    Wyoming
    Colorado

2) Average Sales       $16.80     $ -0-    $26.50     $ -0-    $19.48      $ -0-
   Price/Bbl or MCF:   $17.05     $2.11    $27.86     $3.54    $22.96      $4.17
   Wyoming
   Colorado

3) Average Lifting           $12.02               $9.35              $12.43
   Cost/Bbl or BOE:          $12.25               $7.84              $  8.76
   Wyoming
   Colorado

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

       By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to Joseph Associates of Greeley, Inc. ("JAGI"). All payments of oil and gas proceeds, which were previously sent to JAI, WERE sent to JAGI until the debt for equity exchange in December of 1999. See, Item 11. - Security Ownership in
                                               ---------------------------------
Certain  Beneficial  Owners and  Management  and Related  Shareholder  Matters -
--------------------------------------------------------------------------------
Changes in Control.
------------------

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

       (b)    Holders.
              --------

       The approximate number of record holders of the Issuers common stock as of March 31, 2002 was 2,108.

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

       However, during 1996 the Company did enter into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and provide financing for such drilling. One of these agreements has thus far resulted in the drilling of 33 new wells and the recompletion of 4 wells. The other program began in May 1997, and has now been completed. This program resulted in the drilling and completion of 8 new oil and gas wells.

       The Issuer has continued to incur net losses due primarily to depletion allowances, but did have positive cash flow. After netting interest income and expense, the Company's current year net loss was $(153,963) in 2001 compared to $(211,462) in 2000.

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


                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

       (a)    Identification of Directors and Executive Officers.
              ---------------------------------------------------

       The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                   Term Served      Positions
Name of Director          Age      As Director      With Company
----------------          ---      -----------      ------------

Charles E. Ayers, Jr.     57       July, 1990       Chairman & CEO
Fred C. Jones             64       May, 1991        Vice President/ Secretary
Jesse L. Barber           76       June, 1998       Director

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

       Compliance with Section 16(a) of the Exchange Act.
       --------------------------------------------------

       No report pursuant to Section 16(a) was filed during the fiscal year ended December 31, 2001 by Charles E. Ayers, Jr., Fred C. Jones or John Bader, who each acquired securities when the secured debt owed to JAGI was converted to equity, and was a director, executive officer or ten percent holder.

       The Issuer is not aware of any other transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2001, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Issuer.

       Code of Ethics.
       ---------------

       The issuer had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation
--------------------------------

       (a)    Cash Compensation.
              ------------------

       The Issuer's Chief Executive Officer is Charles E. Ayers, Jr. Mr. Ayers has not been compensated for management or director services to the Company to date. Mr. Ayers is an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Issuer and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999. (See "Certain Relationships and Related Transactions").

                  Year                     Total Cash Compensation
                  ----                     -----------------------
                  2001                                 0
                  2000                                 0
                  1999                                 0

       Of the Issuer's other officers or directors, only Fred Jones and Jamie Hood were employed by the Issuer and received any salary or wage for services rendered during 2001, 2000 and 1999. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

       (a)    Security Ownership of Certain Beneficial Owners.
              ------------------------------------------------

       The following table sets forth the names, addresses and security ownership as of December 31, 2001, of all persons known to the Issuer to be the beneficial owner of more than 5% of the Issuer's voting stock.

Name of                     Positions With    Amount and Nature      Percent
Owner                       Company           of Ownership           Owned
-----                       -------           ------------           -----

Charles E. Ayers, Jr.       Director &        65,017,294 shares       65 %
710 N. Hamilton St.         Stockholder
Richmond, VA  23230

John Bader                  Stockholder       10,915,839 shares       11 %
2525 Ridgemar Blvd. #412
Fort Worth, TX 76116

       The foregoing amounts reflect all shares each person would be deemed a beneficial owner of, regardless of the form of ownership. 5,216,463 of the shares shown for Mr. Ayers are owned of record by immediate family members.

       (b)    Security Ownership of Management.
              ---------------------------------

       The following table indicates the stock ownership as of December 31, 2001, of the Issuer's present directors and named executive officers as well as all present officers and directors as a group:

                                   Title of   Amount and Nature of    Percent
        Name                       Class      Beneficial Ownership    of Class
        ----                       -----      --------------------    --------

Charles E. Ayers, Jr.              Common       65,017,294 shares       65 %

Fred C. Jones                      Common        4,525,000 shares      4.5 %

Jesse L. Barber                    Common          452,500 shares      0.5 %

All officers and directors as a
group (4 people)                   Common       69,994,794 shares       70 %

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

       As previously mentioned, the Issuer's plan of reorganization in bankruptcy was funded by a secured loan from Joseph Associates, Inc. The secured interest had been assigned to Joseph Associates of Greeley, Inc.("JAGI") These entities are affiliated with the Issuer through common controlling ownership. The Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of six million dollars plus approximately nine million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI. See, Item 11. Security Ownership of Certain
                                          --------------------------------------
Beneficial  Owners and Management and Related  Stockholder  Matters - Changes in
--------------------------------------------------------------------------------
Control.
-------

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

10.4          Extension of Farmout/Farmout Option
              Agreement Dated 11/7/1996, Weld
              County, Colorado dated February 21,
              2001 by and between Prima Oil and
              Gas Company and the Company

31            Certification of Mr. Ayers Pursuant
              to Rules 13a-14 or 15d-14

32            Certification of Mr. Ayers Pursuant
              to Section 1350

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

(1)    Audit Fees
       ----------

       The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $-0- for the fiscal year ended December 31, 2000 and $26,749 for the fiscal year ended December 31, 2001.

(2)    Audit-Related Fees
       ------------------

       The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2000 and $-0- for the fiscal year ended December 31, 2001.

(3)    Tax Fees
       --------

       The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2000 and $1,781 for the fiscal year ended December 31, 2001.

(4)    All Other Fees
       --------------

       The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2000 and $-0- for the fiscal year ended December 31, 2001.

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

                                        UNIOIL
                                        ------



Date:    May 6, 2005                    /s/ Charles E. Ayers, Jr.
     --------------------------         ----------------------------------------
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



Date:    May 6, 2005                    /s/ Charles E. Ayers, Jr.
     --------------------------         ----------------------------------------
                                        Charles E. Ayers, Jr., Director



Date:    May 6, 2005                    /s/ Jesse L. Barber
      -------------------------         ----------------------------------------
                                        Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                     UNIOIL




                                    CONTENTS




                                                                          PAGE
                                                                          ----

          --   Report of Independent Registered Public
                    Accounting Firm                                          1


          --   Balance Sheet, December 31, 2001                              2


          --   Statements of Operations, for the years ended
                    December 31, 2001 and 2000                               3


          --   Statements of Stockholders' Equity, for the years
                    ended December 31, 2001 and 2000                         4


          --   Statements of Cash Flows, for the years ended
                    December 31, 2001 and 2000                           5 - 6


          --   Notes to Financial Statements                            7 - 14


          --   Supplemental Information - Unaudited                    15 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil (a Nevada corporation) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unioil as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred significant losses during the past several years, has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/ PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
March 14, 2005

                                     UNIOIL

                                  BALANCE SHEET

                                     ASSETS
                                                                 December 31,
                                                                      2001
                                                                 --------------
CURRENT ASSETS:
     Cash                                                        $     238,866
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $5,501                       49,966
     Prepaid assets                                                     11,801
     Current deferred tax asset                                            446
                                                                 --------------
               Total Current Assets                                    301,079

PROPERTY AND EQUIPMENT, net                                                792

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                     2,834,983

                                                                 --------------

TOTAL ASSETS                                                     $   3,136,854
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                $     266,858
     Joint interest and trade accounts payable                         101,681
     Accrued taxes                                                     211,607
                                                                 --------------
               Total Current Liabilities                               580,146

CONTINGENCIES [See Notes 8 and 10]                                           -

DEFERRED TAX LIABILITY                                                     446
                                                                 --------------
               Total Liabilities                                       580,592
                                                                 --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding            999,417
     Capital in excess of par value                                 18,914,190
     Retained deficit                                              (17,357,345)
                                                                 --------------
               Total Stockholders' Equity                            2,556,262
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   3,136,854
                                                                 --------------


               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS

                                                                  For The Year Ended
                                                                     December 31,
                                                            -------------------------------
                                                                 2001             2000
                                                            --------------   --------------
REVENUE:
     Oil and gas sales                                      $     705,720    $     908,323
     Income from serving as operator                               23,715           26,577
                                                            --------------   --------------
               Total Revenue                                      729,435          934,900
                                                            --------------   --------------
EXPENSES:
     Production costs and related taxes                           286,147          320,774
     General and administrative                                   213,033          176,801
     Depreciation, depletion and amortization                     316,664          525,510
                                                            --------------   --------------
               Total Expenses                                     815,844        1,023,085
                                                            --------------   --------------
LOSS BEFORE OTHER INCOME (EXPENSE)                                (86,409)         (88,185)
                                                            --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income and other                                      5,553            6,450
     Interest expense - other                                     (37,980)        (103,995)
                                                            --------------   --------------
               Total Other Income (Expense)                       (32,427)         (97,545)
                                                            --------------   --------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                         (118,836)        (185,730)

CURRENT TAX EXPENSE                                                     -                -

DEFERRED TAX EXPENSE                                                    -                -
                                                            --------------   --------------
LOSS BEFORE EXTRAORDINARY ITEM                                   (118,836)        (185,730)

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]          (35,093)         (25,732)
                                                            ==============   ==============
NET LOSS                                                    $    (153,929)   $    (211,462)
                                                            ==============   ==============
LOSS PER COMMON SHARE:                                      $        (.00)   $        (.00)
                                                            ==============   ==============











              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2001 AND 2000


                                      Common Stock             Capital in
                              ----------------------------     Excess of         Retained
                                  Shares         Amount        Par Value          Deficit          Total
                              --------------  ------------   --------------   --------------   -------------
BALANCE, December 31, 1999       99,941,657   $    999,417   $  18,914,190    $ (16,991,954)   $  2,921,653

Net loss for the year ended
  December 31, 2000                       -              -               -         (211,462)       (211,462)
                              --------------  ------------   --------------   --------------   -------------
BALANCE, December 31, 2000       99,941,657        999,417      18,914,190      (17,203,416)      2,710,191

Net loss for the year ended
  December 31, 2001                       -              -               -         (153,929)       (153,929)
                              --------------  ------------   --------------   --------------   -------------
BALANCE, December 31, 2001       99,941,657   $    999,417   $  18,914,190    $ (17,357,345)   $  2,556,262
                              ==============  ============   ==============   ==============   =============































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                    For The Year Ended
                                                                       December 31,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
Cash Flows From Operating Activities:
     Net loss                                                 $    (153,929)   $    (211,462)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Depreciation, depletion and amortization                   316,664          525,510
         Bad debt expense                                            22,004           19,471
         Changes in assets and liabilities:
           (Increase) decrease in joint interest and trade
             accounts receivable                                     27,744          (11,100)
           (Increase) decrease in prepaid assets                      7,625          (14,052)
           (Increase) decrease in deferred tax asset                    (39)              15
           Increase (decrease) in joint interest and trade
             accounts payable                                        17,232          (17,304)
           (Decrease) in accrued payroll                                  -           (2,625)
           Increase in accrued taxes                                 28,250            6,156
           Increase (decrease) in accrued interest                  (39,366)          29,680
           Increase (decrease) in deferred tax liability                 39              (15)
                                                              --------------   --------------
              Net Cash Provided by Operating Activities             226,224          324,274
                                                              --------------   --------------
Cash Flows From Investing Activities:
     Proceeds from sale of oil and gas producing property           240,189          163,359
     Additions to oil and gas producing property                    (25,000)
     Purchase of property and equipment                                (206)               -
                                                              --------------   --------------
              Net Cash Provided by Investing Activities             214,983          163,359
                                                              --------------   --------------
Cash Flows From Financing Activities:
     Payments to line of credit                                    (169,538)        (154,462)
     Payments to note payable                                      (206,476)        (223,661)
                                                              --------------   --------------
              Net Cash (Used) by Financing Activities              (376,014)        (378,123)
                                                              --------------   --------------
Net Increase (Decrease) in Cash                                      65,193          109,510

Cash at Beginning of Year                                           173,673           64,163
                                                              --------------   --------------

Cash at End of Year                                           $     238,866    $     173,673
                                                              ===============  ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
         Interest                                             $      77,345    $      63,208
         Income taxes                                         $           -    $           -

                                   [Continued]

                                     UNIOIL

                      STATEMENTS OF CASH FLOWS [Continued]

                         Net Increase (Decrease) in Cash


Supplemental Schedule of Noncash Investing and Financing Activities:
--------------------------------------------------------------------
     For the year ended December 31, 2001:
          In November 2001, the Company abandoned fully depreciated equipment that had been recorded at $716.

          In August 2001, the Company increased its interest in three wells as settlement of a joint interest receivable of $28,229.

     For the year ended December 31, 2000:
          None






































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Organization  - Unioil ("the Company) is a corporation  incorporated  under
     ------------
     the laws of the State of Nevada. The Company is engaged in oil and gas exploration, development and production activities on its own behalf and as an operator for others.

     Cash and Cash  Equivalents  - The Company  considers all highly liquid debt
     --------------------------
     investments purchased with a maturity of three months or less to be cash equivalents.

     Accounts  Receivable - The Company records accounts receivable at the lower
     --------------------
     of cost or fair value. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

     Property  and  Equipment - Property  and  equipment  are  recorded at cost.
     ------------------------
     Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its property and equipment for impairment.

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

     Income Taxes - The Company  accounts for income  taxes in  accordance  with
     ------------
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 7].

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]
---------------------------------------------------------------

     Loss Per Share - The computation of loss per share is based on the weighted
     --------------
     average number of common shars outstanding during the period presented, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," [See Note 13].

     Accounting   Estimates  -  The  preparation  of  financial   statements  in
     ----------------------
     conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     --------------------------------------
     Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification - The financial statements for years prior to December 31,
     ----------------
     2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 financial statements.

NOTE 2 - EXTRAORDINARY ITEM
---------------------------

     In December 2004, the Company discovered that the Company's Vice President, Chief Financial Officer, Secretary and Director ("the Former VP") apparently caused inaccurate payroll reports to be filed with the United States Internal Revenue Service ("IRS") and the Colorado Department of Revenue ("CDR"), and increased his compensation without authorization. The Company's other two Directors initiated an internal investigation into the matter. The investigation uncovered that from 1998 through 2004 the Former VP had apparently caused payroll reports to be filed with IRS and CDR which did not report all of the salary of the Former VP. Further, the investigation uncovered that from 1998 through 2004 the Former VP apparently improperly diverted $197,839 from the Company. The Former VP's employment with the Company was terminated on January 3, 2005. Based on the results of the investigation, the Company believes that no other individuals at the Company were involved in this misconduct. In March 2005, the Company filed amended payroll reports with the IRS and the CDR and paid the associated taxes and withholdings. The Former VP claims to have no resources from which to make restitution of the relevant funds to the Company. Although the Company is still determining what, if any, legal action to take, the Company does not expect to be able to recover any of these funds and has recorded losses in the respective periods that the disbursements were made. The Former VP apparently improperly diverted the funds as follows: $45,364 in 2004, $45,496 in 2003, $45,614 in 2002,
     $35,093 in 2001,  $25,731 in 2000 and $541 in 1998.  Any future  recoveries will be recognized in the period in which the recovery is received.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                               2001
                                                          --------------
           Shop tools and equipment                       $      20,869
           Furniture and fixtures                                20,864
           Transportation equipment                               4,003
           Leasehold improvements                                     -
                                                          --------------
                                                                 45,736
           Less:  accumulated depreciation                      (44,944)
                                                          --------------
           Total                                          $         792
                                                          ==============

     Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $751 and $969, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES
-------------------------------

     During the past several years, the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997, the Company negotiated a drilling
     program  to  complete  and  bring  new  wells  into  production.   In  this
     connection, the Company entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $315,913 and $524,541 for 2001 and 2000, respectively.

     Prima Oil and Gas  Company  - During  1996,  the  Company  entered  into an
     --------------------------
     agreement with Prima Oil and Gas Company ["Prima"] wherein the Company and Prima both agreed to contribute certain properties into a drilling pool of properties to be drilled by Prima. The Company and Prima each transferred equivalent numbers and types of properties into the pool. Prima paid all the costs of drilling, completing, equipping, and operating the wells through payout. Accordingly, Prima received 100% of the Net Revenue Working Interest until Prima recovered all of its actual costs of drilling, completing, equipping and operating the wells. Since the wells have reached payout, Unioil now receives net revenue interests of up to 23.13%. There was no change to the Company's capitalized costs in its full cost pool as a result of this agreement.

     Duke Energy  Financial  Services,  Inc. - During 1997, the Company  entered
     ---------------------------------------
     into a borrowing arrangement with Duke Energy Financial Services, Inc. ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke. Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are competitive in the industry. The agreements provide for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds, Duke has also received a security interest in the subject wells and underlying leases. The Company receives 5% from each well and also receives $4,500 per month for lease operating expenses.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LINE OF CREDIT
-----------------------

     During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 2001, the Company had repaid all borrowings and closed the line of credit.

NOTE 6 - NOTES PAYABLE
----------------------

     During 1997, the Company borrowed $1,722,275 from Duke to drill eight new wells. The loan is secured by the production from the wells [See Note 4]. Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 2001, the unpaid balance of the loan was $266,858. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the principal due on April 1, 1998, (b) a cumulative 50% due on April 1, 1999,
     (c) a cumulative 60% due on April 1, 2000, (d) a cumulative 90% due on April 1, 2001, and (e) all remaining principal and interest due on April 1, 2002. The note is classified as current due to its default status. The note was subsequently re-paid during 2003.

NOTE 7 - INCOME TAXES
---------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2001, the total of all deferred tax assets was approximately $4,485,000 and the total of the deferred tax liabilities was approximately $973,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $3,512,000 and $4,064,000 as of December 31, 2001 and 2000, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2001 was $(552,000).

     The Company has available at December 31, 2001, unused tax operating loss carryforwards of approximately $11,751,000, which may be applied against future taxable income and expire in various years beginning in 2002 through 2019.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The components of income tax expense from continuing operations for the years ended December 31, 2001 and 2000 consist of the following:

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               --------------   --------------
     Current income tax expense:
       Federal                                                 $           -    $           -
       State                                                               -                -
                                                               --------------   --------------
         Net current tax expense                                           -                -
                                                               ==============   ==============
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation    $      (9,171)   $      (5,139)
       Excess of tax over financial accounting depletion            (159,458)        (229,408)
       Contribution carryover                                              -              391
       Reserve for bad debts                                            (198)              67
       Net operating loss carryforwards                              733,588        1,077,705
       Valuation allowance                                          (564,761)        (843,616)
                                                               --------------   --------------
         Net deferred tax expense                              $           -    $           -
                                                               ==============   ==============

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               --------------   --------------
     Computed tax at the expected federal statutory rate           34.00%           34.00%
     Other                                                          (.44)            (.83)
     State income taxes, net of federal income tax benefits         3.36             3.36
     Expiration of net operating loss carryforward               (501.13)         (490.74)
     Valuation allowance                                          464.21           454.21
                                                               --------------   --------------
     Effective income tax rates                                     0.00%            0.00%
                                                               ==============   ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]
---------------------------------

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2001 and 2000:

                                                                 December 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
     Excess of tax over book accounting depreciation    $    (206,996)   $    (216,167)
     Excess of tax over book accounting depletion            (766,249)        (925,707)
     Reserve for bad debt                                       2,055            1,857
     NOL carryforwards                                      4,390,236        5,110,714
     Investment tax credit carryforward                        92,056           92,056
     Capital loss carryforward                                    804              804

     The deferred taxes are reflected in the balance sheet as follows:

                                                           December 31,
                                                                2001
                                                          --------------
     Short term asset                                     $         446
     Long term (liability)                                $        (446)

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary during the years ended December 31, 2001 and 2000, respectively.

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

     An officer and director of the Company is affiliated with a law firm that provides legal representation, consultation and other services to the Company. During 2001 and 2000, no costs were incurred by the Company to this law firm.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - CONCENTRATION OF CREDIT RISKS
--------------------------------------

     The Company's operations are located in Northern Colorado and Southern Wyoming. The Company sells substantially all of its oil production to a small number of purchasers in the area because it is able to negotiate more favorable terms by selling larger quantities to fewer purchasers. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

     As of December 31, 2001, the Company had cash balances in excess of federally insured amounts of approximately $143,965.

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

     SEC Complaint - On September 28, 1988,  the United  States  Securities  and
     -------------
     Exchange Commission ["SEC"] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment, which was denied with permission to renew the motion upon substantial compliance.

NOTE 11 - CONTRACTS AND AGREEMENTS
----------------------------------

     Independent Contract Pumpers - The Company contracts out regular maintenance on the wells to an independent contract pumper. The Company had a contract with S & S Pumping Service to service its wells at $175 to $200 per month. The contract has been extended through July 2005 with price increases to $225 to $250 per month.

NOTE 12 - GOING CONCERN
-----------------------

     The Company has incurred significant losses during the past several years, has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plans in regards to these matters are as follows:

          Management has borrowed money and entered into other agreements to commence a drilling program. Management is hopeful that new wells and improved revenue streams will assist the Company in restructuring its operations.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - GOING CONCERN [Continued]
-----------------------------------

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

NOTE 13 - LOSS PER SHARE
------------------------

     The following data show the amounts used in computing loss per share:

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               --------------   --------------
     Loss available to common stockholders (numerator)         $    (153,929)   $    (211,462)
                                                               --------------   --------------
     Weighted average number of common shares outstanding
        used in loss per share for the period                     99,941,657       99,941,657
                                                               --------------   --------------

     Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at December 31, 2001 or 2000.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                                2001                   2000
                                         -------------------    ------------------
                                           Oil          Gas       Oil         Gas
                                         (MBBLS)      (MMCF)    (MBBLS)     (MMCF)
                                         -------     -------    -------    -------
Estimated quantity at beginning of
  Period                                   1,384      20,055      1,586     23,254
Revisions of previous estimates              789       8,333       (158)    (3,032)
Discoveries and extensions                     -           -          -          -
Purchase of reserves in place                  -           -          -          -
Production                                   (37)       (139)       (44)      (167)
Sale/disposal of reserves in place            (3)        (50)         -          -
                                         -------     -------    -------    -------


Estimated quantity at end of period        2,133      28,199      1,384     20,055
                                         -------     -------    -------    -------


Proved developed reserves:
  Beginning of period                        153       1,839        178      1,635
  End of period                               97       1,321        153      1,839
                                         -------     -------    -------    -------


Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year                -           -          -          -
                                         -------     -------    -------    -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                 December 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
                                                           [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                               $           -    $           -
     Proved producing leases                                       53                -
Exploration costs                                                   -                -
Development costs                                                   -                -
                                                        --------------   --------------
Total Additions to Oil and Gas Properties               $          53    $           -
                                                        --------------   --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                 $           -    $           -
                                                        --------------   --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                  $      10,803    $      10,990
     Unproved properties                                          171              171
                                                        --------------   --------------
     Total Capitalized Costs                                   10,974           11,161
Less accumulated depreciation and depletion                    (8,139)          (7,823)
                                                        --------------   --------------
     Net Capitalized Costs                              $       2,835    $       3,338
                                                        --------------   --------------
Company's share of equity method investees' net
capitalized costs                                       $           -    $           -
                                                        --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities

                                                                 December 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
                                                           [In Thousands of Dollars]

Oil and gas sales                                       $         706    $         908
Production costs                                                 (286)            (321)
Exploration costs                                                   -                -
Depreciation and depletion                                       (316)            (525)
                                                        --------------   --------------
Income (loss) from operations                                     104               62
Income tax benefit (expense)                                      (35)             (21)
                                                        --------------   --------------
  Results of Operations from Producing Activities
   [Excluding Corporate Overhead and Interest Costs]               69               41
                                                        --------------   --------------
Company's share of equity method investees' results
of operations for producing activities                              -                -
                                                        --------------   --------------

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

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:

                                                                 December 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
                                                           [In Thousands of Dollars]

Future reserves                                         $      98,813    $     154,456
Future production and development costs                       (71,852)         (83,047)
Future income tax expenses                                     (9,131)         (24,241)
                                                        --------------   --------------

Future net cash flows                                          17,830           47,168
Discount to present value at 10 percent                       (14,308)         (30,923)
                                                        --------------   --------------

Standardized measure of discounted future net cash
flows                                                   $       3,522    $      16,245
                                                        --------------   --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                   $           -    $           -
                                                        --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following table sets forth the changes in standardized measure of discounted future net cash flows:

                                                                     December 31,
                                                           -------------------------------
                                                                2001             2000
                                                           --------------   --------------
                                                              [In Thousands of Dollars]

Balance at beginning of period                             $      16,245    $       7,372
Sales of oil and gas net of production costs                        (420)            (587)
Revisions to reserves proved in prior years:
     Changes in prices and costs                                  (2,762)           8,009
     Changes in quantity estimates and timing of
       production                                                (24,461)          15,409
Additions to proved reserves:
     Acquisition of reserves in place                                  -                -
     Current year discoveries, extensions and improved
       recoveries                                                      -                -
     Estimated future development and production costs
       related to current year acquisitions, discoveries,
       extensions and improved recoveries                              -                -
Net change in income taxes                                        15,110          (13,958)
Sales of reserves in place                                          (190)               -
Accretion of discount                                                  -                -
Other - change in ten percent discount                                 -                -
                                                           --------------   --------------
Balance at End of Period                                   $       3,522    $      16,245
                                                           --------------   --------------