Form 10KSB
period 2002-12-31
UNIOIL
filed 2005-05-24
CIK 352710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                           Commission File No. 0-10089

                                     Unioil
                                     ------
                 (Name of small business issuer in its charter)

Nevada                                                                93-0782780
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3817 Carson Avenue, P.O. Box 200310, Evans, Colorado                       80620
----------------------------------------------------                       -----
   (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  (970) 330-6300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the Issuer was required to file such reports)         Yes [ ] No [X]
and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [ ]

The issuer's revenues for its most recent fiscal year:  $575,913

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable because of the lack of market quotations. (See Item 5 herein).

Check  whether the issuer has filed all  documents  and  reports  required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of December 31, 2002, 99,941,657 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None of the following  documents is  incorporated by reference into this report:
(1) any annual report to security holders; (2) any proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

(a)   Business Development.

      Unioil (the "Company" or the "Issuer") was incorporated under the laws of the State of Nevada on January 16, 1981. The Company was organized to engage in the acquisition of undeveloped oil and gas leases for purposes of resale, farmout or trading, and to participate with others in the development of drilling prospects. The Company made and completed an initial public offering of its common stock in 1981. The offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in Washington, D.C.

      On August 17, 1984, the Company filed a Voluntary Petition for Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"). The Company continued in the reorganization process until March 23, 1989, when the Bankruptcy Court issued a Final Decree discharging the Company. Even though the Company's Plan of Reorganization had been approved and confirmed by the Bankruptcy Court in 1985, the Company was not discharged from bankruptcy until 1989 because the Bankruptcy Court needed to retain jurisdiction over certain legal proceedings involving the Company pending resolution. See Item 3. Legal Proceedings.

      The Plan of Reorganization approved by the Bankruptcy Court had been funded by a secured loan from Joseph Associates, Inc. ("JAI"). All of the Company's assets, including its cash and accounts receivable, were pledged to JAI as security for the loan. Because of the Company's failure to repay this indebtedness on schedule, JAI, as the secured party, gave notice in 1990 to the first purchasers of oil and gas produced from properties in which the Company had an interest to direct all payments of proceeds attributable to the Company's interests directly to JAI. See Item 3. Legal Proceedings.

      JAI subsequently assigned its position as a secured party with respect to the Company's loan to Joseph Associates of Greeley, Inc. ("JAGI"), an entity controlled by the persons to whom JAI was indebted. As a result, JAGI became the direct recipient of all production payments attributable to the Company's interests in oil and gas properties.

      In 1999, the Company consummated a debt-for-equity exchange with JAGI. The exchange transaction restored to the Company the right to receive production payments attributable to the Company's interests in oil and gas properties. See
Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources. See also Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control.

(b)   Business of Issuer.

      Beginning in January 1982, the Company engaged in various aspects of the oil and gas business primarily involving the acquisition of interests in oil and gas leases, and arrangements to provide for or participate in the development and operation of such interests. Prior to its bankruptcy, the Company participated with other firms and investors in the drilling of numerous oil and gas wells. The Company sometimes acted as the operator of the wells in which it participated but all drilling and related work was done through separate contractors.

      During 2002, the Company's holdings were located in Colorado and Wyoming. Soon after filing for bankruptcy protection in August 1984, all acquisition and drilling activity of the Company ceased. The Company participated in the drilling of only one well in 1985, and did not participate in the drilling of additional wells until 1997. During the pendency of the bankruptcy and after its discharge until 1997, the Company's business activity was limited to continued operation of existing wells drilled on properties it acquired. In some instances, the Company re-worked existing wells to increase production.

      In 1996, the Company entered into two agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. See Item 2. Description of Property -- Drilling Activity.

      Risk Factors

      As an operator of and interest holder in a number of producing oil and gas wells, the Company's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Company is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Company. The Company's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut-in even though capable of production. As of December 31, 2002, none of the gas producing wells in which the Company had an interest was shut-in. As of that date, moreover, the Company had gas and oil contracts in place for all the output from the wells in which the Company had an interest.

Item 2. Description of Property

(a)   Property Location and Condition.

      Offices and Equipment

      The Company's principal business offices are located at 3817 Carson Avenue, P.O. Box 200310, Evans, Colorado 80620. The Company currently leases these offices on a month-to-month basis, with monthly payments of $1,000. The building contains about 6,300 square feet of improved space of which about 2,500 square feet is utilized by the Company for its offices. The Company's other property and equipment (other than oil and gas properties) consists principally of equipment used in the field in connection with oil and gas exploration and production activities.

      Reserves and Other Information

      Information regarding oil and gas reserves and the present value of estimated future net revenues is set forth as supplemental information in the financial statements attached hereto.

      Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 2002, are presented in summary form below:

                                              Crude Oil       Natural Gas
                                              ---------       -----------

Proved Developed/Prod. Reserves                 175,676         1,979,471
Proved Developed/Nonprod. Reserves                4,458            58,496
Proved Undeveloped Reserves                     411,778         5,668,810
                                             ----------       -----------
         Total Reserves                         591,912         7,706,777
                                             ==========       ===========

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

      Prices for crude oil, natural gas liquids, and natural gas effective in December 2002 reflect the posted prices in the Rocky Mountain Region on December 31, 2002. Current average operating costs are used in estimating future costs required to operate the properties. The increase in oil and natural gas prices in the fourth quarter of 2002 increase future reserve projections. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                   10% Disc.
                                                 Future Net       Future net
                                                  Revenue          Revenue
                                                  -------          -------
Proved Developed/Prod. Reserves                $  5,335,348      $ 3,157,541
Proved Developed/Nonprod. Reserves                   79,413           59,529
Proved Undeveloped Reserves                       8,109,831        2,589,539
                                               ------------      ------------
       Total Reserves                          $ 13,524,592      $ 5,806,609
                                               ============      ============

      Reserves Reported to Other Agencies

      Since December 31, 2001, the Company has not filed or reported reserve information to any federal authority or agency.

      Drilling Activity

      The Company did not participate in any drilling activity from 1985 through 1996. In 1996, however, the Company did enter into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company, and to provide financing for such drilling. One of the agreements, described below, continued in effect through the end of the current fiscal year.

      In November 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed 26 potential drillsites and Prima contributed another 26 potential drillsites into a drillsite pool. See Exhibits 10.1, 10.2, 10.3 and 10.4. Prima was to act as operator and was to finance the drilling of the wells, for which Prima was to be entitled to 100% of the working interest until payout, after which the working interest was to be divided 72.5% to Prima and 27.5% to the Company and JAGI.

      In addition, eight potential recompletion well sites were contributed to this pool. As to these sites, too, Prima was to act as operator and, at its discretion and sole cost, was to be entitled to recomplete them in return for a 72.5% working interest after recompletion. Upon recompletion, the Company was to be entitled immediately to its working interest share (27.5%) of all production payments, without waiting for payout.

      The Unioil/Prima agreement expired on December 31, 2002. At the inception of the program, there were 52 potential drillsites for new wells covered by the agreement. Prior to the beginning of 2002, a well had been drilled at each of 33 of those sites. At the beginning of the current fiscal year, therefore, 19 potential new-well drillsites remained. During the fourth quarter of 2002, one well was drilled at each of 10 of those sites. As to two of the nine other remaining potential drillsites, the lease expired prior to commencement of drilling. As a result, seven sites that continued to be available for drilling remained undrilled at December 31, 2002. Over its life, therefore, the program resulted in the drilling of a total of 43 new wells.

      Over the life of the program, recompletion of wells occurred at four of the eight potential recompletion sites that were subject to the agreement. All of the recompletion work was completed prior to the beginning of fiscal 2002, and none occurred during 2002. On the basis of the oil and natural gas prices that prevailed during the life of the program, the parties determined that it would be uneconomical to recomplete the wells at the four remaining sites.

      Under the terms of the Unioil/Prima agreement, undrilled sites covered by the agreement were to be divided equally between the parties. As of year end, the division of the seven remaining undrilled sites had not yet occurred.

      Productive Wells and Acreage

      The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2002 are as follows:

Geographic Area                Productive Wells            Developed Acres
---------------                ----------------            ---------------
                               Gross        Net            Gross        Net
                               -----        ---            -----        ---
                             Oil   Gas   Oil   Gas       Oil   Gas   Oil   Gas
                             ---   ---   ---   ---       ---   ---   ---   ---

Colorado                      89    0   57.9    0       3,560   0   2,314   0
Wyoming                        7    0    4.5    0         280   0     181   0

      Wells that produce both oil and gas are treated as oil wells herein. Of the 89 gross wells in Colorado, 84 are producing oil and gas and five are oil wells only.

      Undeveloped Acreage

      At December 31, 2002, the Company held interests in 7,830 gross (7,110 net) undeveloped acres in the United States, as summarized below:

   Geographic Area                    Gross Acres              Net Acres
   ---------------                    -----------              ---------

   Colorado                              6,990                   6,426
   Wyoming                                 840                     684

      All the acreage shown is held by production from the Company's wells that were producing as of December 31, 2002.

      Production

      The following table sets forth, by geographic area, for the fiscal years 2002, 2001, and 2000: 1) the Company's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil, or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                             2000                2001                2002
                             ----                ----                ----
                        Oil       Gas       Oil       Gas        Oil       Gas
                        ---       ---       ---       ---        ---       ---

1) Net Quantities:
    (Bbls or MCF)
    Wyoming           5,499       1,629    3,401      -0-       3,647      -0-
    Colorado         11,461     123,681   11,710    109,834    10,585    113,859

2) Average Sales
Price/Bbl or MCF:
   Wyoming           $26.44      $3.14    $19.48    $ -0-      $21.09    $ -0-
   Colorado          $26.13      $3.26    $23.42    $4.05      $23.99    $2.32

3) Average Lifting
Cost/Bbl or BOE:
   Wyoming                $ 7.77              $13.48               $10.23
   Colorado               $25.57              $28.02               $24.80

(b)   Investment Policies.

      The Company does not have any policy with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, except for its investments in oil and gas producing properties and undeveloped acreage which is a necessary incident to its oil and gas producing business. With respect to such properties, the Company's general policy is to hold the properties for present production as well as possible future exploration, development and production.

(c)   Description of Real Estate Operating Data.

      The Company's real property interests consist of oil and gas leasehold interests in a number of producing oil and gas wells and adjacent acreage. Detailed operating data regarding such properties, which account for all of the Company's operations, is contained in the preceding section of this report as well as in the financial statements and the supplemental information regarding oil and gas producing activities included with such statements.

Item 3. Legal Proceedings

      The following discussion outlines the current status of the legal proceedings involving the Company that are still pending or were pending at any time during the fiscal year covered by this report.

      1. On September 28, 1988, the United States Securities and Exchange Commission ("SEC") filed a complaint in United States District Court for the District of Columbia (Civil Action No. 88-2803) naming the Company and its former President as defendants. The complaint charged securities laws violations arising from an alleged attempt to manipulate the price of the Company's stock by conducting an allegedly false and misleading publicity campaign during 1986 about a purported company product known as the "Soberz" pill. The pill allegedly lowered a person's blood-alcohol level rendering an intoxicated person sober. The complaint also charged the defendants with violating securities laws by failing to file timely and accurate periodic reports as required. On October 19, 1989, the SEC obtained by default final judgments of permanent injunction enjoining the defendants from violating the securities laws by failing to file such reports, or violating the anti-fraud provisions of the securities laws.

      In October 1990, after filing the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (which report included financial and other information covering the intervening period since reports had last been filed), the Issuer made a motion to have the injunction against itself set aside. By order dated January 8, 1991, the U.S. District Court of the District of Columbia denied the Company's motion without prejudice "pending demonstration of Unioil's ability and willingness to comply with filing requirements in the future over a reasonable period of time."

      The legal proceedings regarding the "Soberz" pill were filed against the Company and its former President by the SEC in response to certain meetings held with stockbrokers and others to promote such pill, two press releases which made certain claims regarding the pill, and a statement concerning the pill which was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1985, which was filed on or about August 6, 1986. In addition to making the claims about such pill which resulted in the SEC action, the statement in the Form 10-K report indicated that the Company had agreed to acquire Guardian Laboratories, Inc., the company which supposedly had rights to the pill in the form of a patent pending. The statement further indicated that the Company agreed to issue 500,000 shares of its stock in consideration thereof. Successor management of the Company has determined from the transfer records that such stock was in fact issued, but can find no evidence that the Company ever received anything in consideration of such issuance. The Board of Directors has therefore decided to treat such stock as cancelable for lack of consideration and has placed stop transfer orders with the transfer agent to prevent any attempted transfer of such stock. The Company also notified the recipient of the action taken and instructed him to return the certificate for cancellation. The Company received a response that disputed the Company's position. No further action, however, has been taken by either party in regard to the matter.

      2. As part of the Company's First Amended Plan of Reorganization approved by the U.S. Bankruptcy Court for the District of Colorado in September 1985, JAI was granted a first mortgage and lien against all of the assets of the Company, except properties in Yuma County, Colorado, to secure loans that eventually totaled more than $5,000,000. By letter dated May 15, 1990, JAI as the mortgagee under the Mortgage, Security Agreement, Assignment and financing statements securing those loans, notified the first purchasers of oil and gas from the Company that they were to direct all payments of proceeds attributable to the Company's interests to JAI because the Company had failed to make payments on those loans. Thereafter, such proceeds were paid to the order of JAI until it transferred its interests as secured party to JAGI, as described below.

      By assignment dated July 1, 1990, JAI transferred all of its right, title and interest in and to the Mortgage, Security Agreement, Assignment and Financing Statement and the collateral securing that Mortgage and the Promissory Note to JAGI. All payments of oil and gas proceeds, which were previously made to JAI, were made to JAGI until a debt-for-equity exchange that was consummated in December 1999. See Item 11. Security Ownership in Certain Beneficial Owners and Management and Related Shareholder Matters - Changes in Control.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The last meeting of stockholders of the Company was held on December 15, 1999.

                Special Note Regarding Forward-Looking Statements

      Some of the statements under Item 1. Description of Business, Item 2. Description of Property, Item 6. Management's Discussion and Analysis or Plan of Operation, and elsewhere in this Report and in the Company's other periodic filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

      Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements. PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)   Market information.

      At the time of the Company's bankruptcy filing in August of 1984, the Company's common stock was traded in the over-the-counter market, was quoted on NASDAQ and was also listed on the Boston Stock Exchange. Following the bankruptcy filing, trading activity gradually declined to the point where quotation or listing of the stock was discontinued. During the past two years, no systematic quotations of the Company's stock have been available, to the best of present management's knowledge.

(b)   Holders.

      The approximate number of record holders of the Company's common stock as of March 31, 2003 was 2,108.

(c)   Dividends.

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, other than the restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Liquidity and Capital Resources

      Beginning on or before August of 1984 and continuing into December of 1999, the Company was insolvent. Over that span of time, the Company's liabilities greatly exceeded its assets. Revenues from the Company's operations, moreover, were insufficient to discharge the liabilities or even to pay interest accruing thereon. In such financial condition, the Company was unable either to generate enough revenue, or to raise any additional funds, to meet its commitments. The Company was able to continue its operations only because JAGI, whose secured position had priority over all other creditors of the Company, was foregoing its right to foreclose upon all of the Company's assets, but was asserting its right to take direct payment of the proceeds of production attributable to the Company's interest in oil and gas properties.

      As of the beginning of December 1999, the principal remaining indebtedness of the Company was the secured debt owed to JAGI. In 1999, the Company and JAGI reached an agreement to restructure the debt. On December 15, 1999, in furtherance of that agreement, the Company's board of directors voted to issue 90,500,000 shares of common stock in exchange for cancellation of the debt. As of that time, the debt was in the principal amount of approximately six million dollars, plus accrued interest in the amount of approximately ten million dollars. In exchange for the shares, JAGI canceled the principal amount of the debt, and forgave the accrued interest.

      The exchange transaction restored to the Company the right to receive production payments attributable to the Company's interests in oil and gas properties, thus improving the Company's cash flows in subsequent years.

      At December 31, 1998, the Company's liabilities exceeded its assets by $12,001,545. At December 31, 1999, primarily as a result of the debt-for-equity exchange with JAGI, the Company's assets exceeded its liabilities by $3,126,622. In addition, the Company's net working capital deficit improved from approximately $(16,473,000) in 1998 to approximately $(1,106,000) in 1999. In 1999, the Company's operations also allowed a reduction of $177,217 in the outstanding balance on the Company's note payable to Duke Energy Financial Services, Inc. (the "Duke Energy Note"), and a reduction of $14,000 in the outstanding balance on the Company's line of credit.

      From December 31, 1999, to December 31, 2002, the Company saw further improvement in its net working capital deficit. As a result, the Company's net working capital deficit was $(299,019) at 2002 year end. Also from December 31, 1999, to December 31, 2002, the outstanding balance on the Duke Energy Note was reduced by $533,038, resulting in an outstanding balance of $163,957 at 2002 year end. In 2001, the Company's line of credit was paid in full and closed.

      Management considers the Company's liquidity and capital resources adequate to meet the Company's current and foreseeable general and administrative expenses, and other internal needs. Management believes such liquidity and resources to be sufficient, moreover, to support the Company's limited ongoing business operations, such as continued production from the Company's existing wells.

      The Company's liquidity, however, is highly dependent upon market prices for oil and gas. Those prices have a history of rapid and dramatic fluctuation. Management's assessments of the Company's liquidity, therefore, must be qualified in recognition of instability in the market prices for the Company's products. A change in those prices can be expected to have a material effect upon the Company's liquidity.

      Even with the improvement in the Company's financial condition as a result of the debt-for-equity exchange described above, moreover, the Company's liquidity and capital resources are inadequate for the Company's current and future business, and are insignificant in comparison to other participants in the industry. Such resources are not sufficient to finance any growth in the Company's business operations. As a result, the Company is, and expects to remain, dependent upon possible industry partners or outside sources of capital. Management is unable to predict the availability of such partners or such capital, or the terms, if any, that might govern the Company's participation with such partners or the Company's access to such capital.

      Results of Operations

      Because of its bankruptcy and adverse financial condition, the Company did not engage in drilling any new wells, and did not acquire any additional properties, from 1985 through 1996. Company operations were limited to continued operation of wells previously drilled on properties already acquired. In 1996, the Company did enter into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company, and to provide financing for such drilling. One of those, the Unioil/Prima agreement, continued in effect through the end of the current fiscal year. See Item 2. Description of Property
- Drilling Activity.

      The Company's revenues from continued operation of previously drilled wells were $575,913 in 2002, compared to $729,435 in 2001. The decrease in revenues for 2002 was attributable primarily to a decrease in the price of natural gas.

      Costs of production were $277,894 in 2002, compared to $286,147 in 2001. The Company's general and administrative expenses were $261,722 in 2002, compared to $213,033 in 2001. The increase is attributable primarily to compensation paid for the first time to the Company's Chairman, implemented in 2002.

      Depreciation, depletion and amortization expense was $198,043 in 2002, compared to $178,825 in 2001. The increase in this expense is attributable primarily to revisions in the estimated future costs to develop reserves.

      Interest and other expense was $18,652 in 2002, compared to $37,980 in 2001. The decrease in this expense resulted primarily from the Company's retirement of its line of credit and the reduction in the outstanding balance on the Duke Energy Note.

      The Company's net loss was $(218,259) in 2002, compared to $(16,090) in 2001. The increase in net loss is attributable primarily to the reasons described above.

Item 7. Financial Statements

      See attached Financial Statements and Schedules.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)   Identification of Directors and Executive Officers.

      The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                     Term Served      Positions
Name of Director            Age      As Director      With Company
----------------            ---      -----------      ------------

Charles E. Ayers, Jr.       58       July, 1990       Chairman & CEO
Fred C. Jones               65       May, 1991        Vice President/ Secretary
Jesse L. Barber             77       June, 1998       Director

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

      None of the Company's directors nor any person nominated or chosen to become a director holds any directorships in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(b)   Identification of Significant Employees.

      None other than the persons previously identified.

(c)   Family Relationships.

      None.

(d)   Involvement in Certain Legal Proceedings.

      As of the date of filing this report, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

(e)   Audit committee financial expert.

      The Company's board of directors acts as the Company's audit committee. The Company does not have an audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act

      No report pursuant to Section 16(a) was filed during the fiscal year ended December 31, 2001 by Charles E. Ayers, Jr., Fred C. Jones or John Bader, who each acquired securities when the secured debt owed to JAGI was converted to equity, and was a director, executive officer or ten percent holder.

      The Company is not aware of any other transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2002, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Issuer.

Code of Ethics

      The Company had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10. Executive Compensation

(a)   Cash Compensation.

      Charles E. Ayers, Jr. is the Company's Chairman of the Board, Chief Executive Office and Chief Financial Officer. Mr. Ayers is compensated $10,000 per quarter for his duties performed as Chairman of the Board. Mr. Ayers is also an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Company and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000. (See "Certain Relationships and Related Transactions").

           Year                        Total Cash Compensation
           ----                        -----------------------
           2002                                     0
           2001                                     0
           2000                                     0

      Of the Company's other officers or directors, only Fred Jones and Jamie Hood were employed by the Company and received any salary or wage for services rendered during 2002, 2001 and 2000. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

      There are no on-going plans or arrangements, such as pension plans or deferred compensation plans, pursuant to which compensation is paid or proposed to be paid in the future, to any of the officers and directors of the Company, other than standard, non discriminatory medical expense reimbursement plans for employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners.

      The following table sets forth the names, addresses and security ownership as of December 31, 2002, of all persons known to the Company to be the beneficial owner of more than 5.0% of the Company's voting stock.

Name of                       Positions With      Amount and Nature      Percent
Owner                         Company             of Ownership           Owned
-----                         -------             ------------           -----
                                                                          65 %
Charles E. Ayers, Jr.         Director &          65,017,294 shares
710 N. Hamilton St.           Stockholder
Richmond, VA  23230

John Bader                    Stockholder         10,915,839 shares       11 %
2525 Ridgemar Blvd. #412
Fort Worth, TX 76116

      The foregoing amounts reflect all shares each person would be deemed a beneficial owner of, regardless of the form of ownership. Of the shares shown for Mr. Ayers, 5,216,463 are owned of record by members of his immediate family.

(b)   Security Ownership of Management.

      The following table indicates the stock ownership as of December 31, 2002, of the Company's present directors and named executive officers as well as all present officers and directors as a group:

                               Title of     Amount and Nature of     Percent
      Name                     Class        Beneficial Ownership     of Class
      ----                     -----        --------------------     --------
Charles E. Ayers, Jr.          Common         65,017,294 shares        65 %

Fred C. Jones                  Common          4,525,000 shares        4.5 %

Jesse L. Barber                Common            452,500 shares        0.5 %

All officers and directors     Common         69,994,794 shares        70%
 as a group (4 people)


(c)   Changes in control.

      On December 15, 1999, the board of directors voted to exchange 90,500,000 shares of common stock for the JAGI debt of approximately six million dollars plus forgiveness of approximately ten million dollars of accrued interest. In March 2000, these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., who owns approximately 64% of JAGI.

Item 12. Certain Relationships and Related Transactions

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transactions in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

      The Company's plan of reorganization in bankruptcy was funded by a secured loan from JAI. The secured interest had been assigned to JAGI. These entities are affiliated with the Company through common controlling ownership. The Company was able to work out a restructuring of this debt and converted it to equity. On December 15, 1999, the board of directors voted to issue 90,500,000 shares of common stock in exchange for the secured debt owed to JAGI of approximately six million dollars plus approximately ten million dollars of accrued interest, which JAGI agreed to forgive. In March of 2000, certificates for these shares were issued to the shareholders of JAGI, including Charles E. Ayers, Jr., the Chairman and Chief Executive Officer of the Company. Mr. Ayers owns approximately 64% of JAGI. See Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control.


                                     PART IV

Item 13. Exhibits

      Except as listed below, exhibits to this report consist of documents previously filed, which documents are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

Exhibit No.    Description                            Location
-----------    -----------                            --------
10.1           Farmout/Farmout Option Agreement,      Incorporated by reference to Exhibit
               Weld County, Colorado, dated           No. 10.1 to the Registrant's Annual
               November 7, 1996, by and between       Report on Form 10-KSB for the fiscal
               Prima Oil & Gas Company and the        year ended December 31, 1998
               Company.                               (Commission File No. 0-10089)

10.2           Extension, dated March 24, 1999, of    Incorporated by reference to Exhibit
               Farmout/Farmout Option Agreement,      No. 10.3 to the Registrant's Annual
               Weld County, Colorado, dated           Report on Form 10-KSB for the fiscal
               November 7, 1996, by and between       year ended December 31, 1999
               Prima Oil and Gas Company and the      (Commission File No. 0-10089).
               Company

10.3           Extension, dated February 21, 2001,    Incorporated by reference to Exhibit
               of Farmout/Farmout Option Agreement,   No. 10.4 to the Registrant's Annual
               Weld County, Colorado, dated           Report on Form 10-KSB for the fiscal
               November 7, 1996, by and between       year ended December 31, 2001
               Prima Oil and Gas Company and the      (Commission File No. 0-10089).
               Company

10.4           Extension, dated December 13, 2001,
               of Farmout/Farmout Option Agreement,
               Weld County, Colorado, dated
               November 7, 1996, by and between
               Prima Oil and Gas Company and the
               Company

31             Certification of Mr. Ayers Pursuant
               to Rules 13a-14 or 15d-14

32             Certification of Mr. Ayers Pursuant
               to Section 1350

Item 14. Principal Accountant Fees and Services

(1)   Audit Fees

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $26,724 for the fiscal year ended December 31, 2002, and $26,749 for the fiscal year ended December 31, 2001.

(2)   Audit-Related Fees

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002, and $-0- for the fiscal year ended December 31, 2001.

(3)   Tax Fees

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2002, and $1,781 for the fiscal year ended December 31, 2001.

(4)   All Other Fees

      The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002, and $-0- for the fiscal year ended December 31, 2001.

(5)   Pre-approval Policies and Procedures

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement must be approved by the Company's board of directors acting as the audit committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIOIL



Date:  May 20, 2005                          /s/ Charles E. Ayers, Jr.
     -----------------------------         -------------------------------------
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



Date:  May 20, 2005                         /s/ Charles E. Ayers, Jr.
     ------------------------------        -------------------------------------
                                           Charles E. Ayers, Jr., Director



Date:  May 20, 2005                         /s/ Jesse L. Barber
     -----------------------------         -------------------------------------
                                           Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                     UNIOIL



                                    CONTENTS



                                                                          PAGE
                                                                          ----

            --    Report of Independent Registered Public
                    Accounting Firm                                          1


            --    Balance Sheet, December 31, 2002                           2


            --    Statements of Operations, for the years ended
                    December 31, 2002 and 2001                               3


            --    Statements of Stockholders' Equity, for the
                    years ended December 31, 2002 and 2001                   4


            --    Statements of Cash Flows, for the years ended
                     December 31, 2002 and 2001                          5 - 6


            --    Notes to Financial Statements                         7 - 14


            --    Supplemental Information - Unaudited                 15 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil (a Nevada corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unioil as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred losses during the past several years, has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
March 14, 2005

                                     UNIOIL

                                  BALANCE SHEET

                                     ASSETS

                                                                   December 31,
                                                                       2002
                                                                  --------------
CURRENT ASSETS:
     Cash                                                         $     108,628
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $6,160                        60,630
     Prepaid assets                                                       6,984
     Current deferred tax asset                                             710
                                                                  --------------
          Total Current Assets                                          176,952

PROPERTY AND EQUIPMENT, net                                                 454

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                      3,223,642

                                                                  --------------

TOTAL ASSETS                                                      $   3,401,048
                                                                  --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                 $     163,957
     Joint interest and trade accounts payable                          100,324
     Accrued payroll taxes                                               18,377
     Accrued taxes                                                      193,313
                                                                  --------------
          Total Current Liabilities                                     475,971

CONTINGENCIES [See Notes 8 and 10]                                            -

DEFERRED TAX LIABILITY                                                      710
                                                                  --------------
          Total Liabilities                                             476,681
                                                                  --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding             999,417
     Capital in excess of par value                                  18,914,190
     Retained deficit                                               (16,989,240)
                                                                  --------------
          Total Stockholders' Equity                                  2,924,367
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   3,401,048
                                                                  --------------

               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS


                                                                    For The Year Ended
                                                                       December 31,
                                                             --------------------------------
                                                                  2002              2001
                                                             --------------    --------------

REVENUE:
     Oil and gas sales                                       $     554,305     $     705,720
     Income from serving as operator                                21,608            23,715
                                                             --------------    --------------
                Total Revenue                                      575,913           729,435
                                                             --------------    --------------
EXPENSES:
     Production costs and related taxes                            277,894           286,147
     General and administrative                                    261,722           213,033
     Depreciation, depletion and amortization                      198,043           178,825
                                                             --------------    --------------
                Total Expenses                                     737,659           678,005
                                                             --------------    --------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                       (161,746)           51,430
                                                             --------------    --------------
OTHER INCOME (EXPENSE):
     Interest and other income                                       7,753             5,553
     Interest and other expense                                    (18,652)          (37,980)
                                                             --------------    --------------
                Total Other Income (Expense)                       (10,899)          (32,427)
                                                             --------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES                                 (172,645)           19,003

CURRENT TAX EXPENSE                                                      -                 -

DEFERRED TAX EXPENSE                                                     -                 -
                                                             --------------    --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           (172,645)           19,003

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]           (45,614)          (35,093)
                                                             ==============    ==============
NET INCOME (LOSS)                                            $    (218,259)    $     (16,090)
                                                             ==============    ==============
INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                   $        (.00)    $         .00
     Extraordinary item                                               (.00)             (.00)
                                                             ==============    ==============
     Net Income (Loss) Per Common Share                      $        (.00)    $        (.00)
                                                             ==============    ==============







              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2002 AND 2001


                                                Common Stock            Capital in
                                         --------------------------     Excess of         Retained
                                            Shares        Amount        Par Value         Deficit           Total
                                         ------------  ------------   --------------   --------------   --------------

BALANCE, December 31, 2000                99,941,657   $   999,417    $  18,914,190    $ (16,754,891)   $   3,158,716

Net income (loss) for the year ended
  December 31, 2001                                -             -                -          (16,090)         (16,090)
                                         ------------  ------------   --------------   --------------   --------------
BALANCE, December 31, 2001                99,941,657       999,417       18,914,190      (16,770,981)       3,142,626

Net income (loss) for the year ended
  December 31, 2002                                -             -                -         (218,259)        (218,259)
                                         ------------  ------------   --------------   --------------   --------------
BALANCE, December 31, 2002                99,941,657   $   999,417    $  18,914,190    $ (16,989,240)   $   2,924,367
                                         ------------  ------------   --------------   --------------   --------------































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                        For The Year Ended
                                                                           December 31,
                                                                 --------------------------------
                                                                      2002              2001
                                                                 --------------    --------------

Cash Flows From Operating Activities:
   Net income (loss)                                             $    (218,259)    $     (16,090)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
      Depreciation, depletion and amortization                         198,043           178,825
      Bad debt expense                                                  17,844            22,004
      Changes in assets and liabilities:
         (Increase) decrease in joint interest and trade
           accounts receivable                                         (28,508)           27,744
         Decrease in prepaid assets                                      4,817             7,625
         (Increase) in deferred tax asset                                 (178)              (71)
         Increase (decrease) in joint interest and trade
           accounts payable                                             (1,357)           17,232
         Increase in accrued payroll taxes                              18,377                 -
         Increase (decrease) in accrued taxes                          (18,294)           28,250
         (Decrease) in accrued interest                                      -           (39,366)
         Increase in deferred tax liability                                178                71
                                                                 --------------    --------------
            Net Cash Provided (Used) by Operating Activities           (27,337)          226,224
                                                                 --------------    --------------
Cash Flows From Investing Activities:
   Proceeds from sale of oil and gas producing property                      -           240,189
   Additions to oil and gas producing property                               -           (25,000)
   Purchase of property and equipment                                        -              (206)
                                                                 --------------    --------------
            Net Cash Provided by Investing Activities                        -           214,983
                                                                 --------------    --------------
Cash Flows From Financing Activities:
   Payments to line of credit                                                -          (169,538)
   Payments to note payable                                           (102,901)         (206,476)
                                                                 --------------    --------------
            Net Cash (Used) by Financing Activities                   (102,901)         (376,014)
                                                                 --------------    --------------
Net Increase (Decrease) in Cash                                       (130,238)           65,193

Cash at Beginning of Year                                              238,866           173,673
                                                                 --------------    --------------

Cash at End of Year                                              $     108,628     $     238,866
                                                                 --------------    --------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period:
      Interest                                                   $      15,434     $      77,345
      Income taxes                                               $           -     $           -

                                   [Continued]

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash

                                   [Continued]


Supplemental Schedule of Noncash Investing and Financing Activities:
      For the year ended December 31, 2002:
            None

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Unioil ("the Company") is a corporation incorporated under the laws of the State of Nevada. The Company is engaged in oil and gas exploration, development and production activities on its own behalf and as an operator for others. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

      Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

      Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

      Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 13].

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions
      that  affect  the  reported  amounts  of  assets  and   liabilities,   the
      disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

      Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142,
      "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

      Reclassification  - The financial  statements  for years prior to December
      31,  2002  have  been   reclassified   to  conform  to  the  headings  and
      classifications used in the December 31, 2002 financial statements.

NOTE 2 - EXTRAORDINARY ITEM

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - EXTRAORDINARY ITEM [Continued]
---------------------------------------

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

NOTE 3 - PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                                  2002
                                                              ------------
                  Shop tools and equipment                    $    20,869
                  Furniture and fixtures                           20,864
                  Transportation equipment                          4,003
                                                              ------------
                                                                   45,736
                  Less:  accumulated depreciation                 (45,282)
                                                              ------------
                  Total                                       $       454
                                                              ============

      Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $338 and $751, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES

      During the past several years, the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997, the Company negotiated a drilling program to complete and bring new wells into production. In this connection, the Company entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $197,705 and $178,074 for 2002 and 2001, respectively.

      Prima Oil and Gas Company - During 1996, the Company entered into an agreement with Prima Oil and Gas Company ["Prima"] wherein the Company and Prima both agreed to contribute certain properties into a drilling pool of properties to be drilled by Prima. The Company and Prima each transferred equivalent numbers and types of properties into the pool. Prima paid all the costs of drilling, completing, equipping, and operating the wells through payout. Accordingly, Prima received 100% of the Net Revenue Working Interest until Prima recovered all of its actual costs of drilling, completing, equipping and operating the wells. On the wells that have reached payout, Unioil now receives net revenue interests ranging from 0.78% to 23.13%. There was no change to the Company's capitalized costs in its full cost pool as a result of this agreement.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - OIL AND GAS ACTIVITIES [Continued]

      Duke Energy Financial Services, Inc. - During 1997, the Company entered into a borrowing arrangement with Duke Energy Financial Services, Inc. ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke. Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are competitive in the industry. The agreements provide for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds, Duke has also received a security interest in the subject wells and underlying leases. The Company receives 5% from each well and also receives $4,500 per month for lease operating expenses.

NOTE 5 - LINE OF CREDIT

      During November of 1994, the Company obtained a $350,000 line of credit from a bank. As of December 31, 2001, the Company had repaid all borrowings and closed the line of credit.

NOTE 6 - NOTE PAYABLE

      During 1997, the Company borrowed $1,722,275 from Duke to drill eight new wells. The loan is secured by the production from the wells [See Note 4]. Duke, who is also the purchaser of all the Company's natural gas in Colorado, directly takes the revenue from the wells to service the principal and interest on the loan. At December 31, 2002, the unpaid balance of the loan was $163,957. The promissory note underlying the agreements provides for the following payment schedule: (a) 45% of the principal due on April 1, 1998, (b) a cumulative 50% due on April 1, 1999,
      (c) a cumulative 60% due on April 1, 2000, (d) a cumulative 90% due on April 1, 2001, and (e) all remaining principal and interest due on April 1, 2002. The note is classified as current due to its default status. The note was subsequently re-paid during 2003.

NOTE 7 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2002, the total of all deferred tax assets was approximately $3,684,000 and the total of the deferred tax liabilities was approximately $1,136,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,548,000 and $3,420,000 as of December 31, 2002 and 2001, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2002 was $(872,000).

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]

      The Company has available at December 31, 2002, unused tax operating loss carryforwards and a caital loss corryforward of approximately $9,852,000 and $2,000, respectively, which may be applied against future taxable income and expire in various years beginning in 2003 through 2022 and expires in 2023, respectively.

      The components of income tax expense from continuing operations for the years ended December 31, 2002 and 2001 consist of the following:

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                      2002             2001
                                                                 --------------   --------------
      Current income tax expense:
        Federal                                                  $           -    $           -
        State                                                                -                -
                                                                 --------------   --------------
          Net current tax expense                                            -                -
                                                                 ==============   ==============
      Deferred tax expense (benefit) arising from:
        Excess of tax over financial accounting depreciation     $       5,344    $      (4,061)
        Excess of tax over financial accounting depletion              (63,435)        (113,222)
        Reserve for bad debts                                             (246)            (198)
        Net operating loss carryforwards                               947,295          682,242
        Valuation allowance                                           (888,958)        (564,761)
                                                                 --------------   --------------
          Net deferred tax expense                               $           -    $           -
                                                                 ==============   ==============

      Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

      A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                      2002             2001
                                                                 --------------   --------------
      Computed tax at the expected federal statutory rate            34.00%           34.00%
      State income taxes, net of federal income tax benefits          3.36             3.36
      Expiration of net operating loss carryforward                (541.99)         (501.13)
      Other                                                           (.40)            (.44)
      Valuation allowance                                           505.03           464.21
                                                                 --------------   --------------
      Effective income tax rates                                      0.00%            0.00%
                                                                 ==============   ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [Continued]

      The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2002 and 2001:

                                                                   December 31,
                                                          -------------------------------
                                                               2002                2001
                                                          --------------   --------------
      Excess of tax over book accounting depreciation     $    (244,637)   $    (239,293)
      Excess of tax over book accounting depletion             (891,112)        (954,547)
      Reserve for bad debt                                        2,301            2,055
      NOL carryforwards                                       3,680,578        4,610,831
      Capital loss carryforward                                     804              804

      The deferred taxes are reflected in the balance sheet as follows:

                                                          December 31,
                                                               2002
                                                          --------------
      Short term asset                                    $         710
      Long term (liability)                               $        (710)

NOTE 8 - RELATED PARTY TRANSACTIONS

      The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

      The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary during the years ended December 31, 2002 and 2001, respectively.

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

      An officer and director of the Company is affiliated with a law firm that provides legal representation, consultation and other services to the Company. During 2002 and 2001, no costs were incurred by the Company to this law firm.

NOTE 9 - CONCENTRATIONS OF CREDIT RISKS

      As of December 31, 2002, the Company had cash balances in excess of federally insured amounts of approximately $14,878.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - CONCENTRATIONS OF CREDIT RISKS [Continued]

      The Company's operations are located in Northern Colorado and Southern Wyoming. The Company sells substantially all of its oil and gas production to a small number of purchasers in the area because it is able to negotiate more favorable terms by selling larger quantities to fewer purchasers. Management believes that its oil and gas are commodities that are readily marketable and that the marketing method it follows is typical of similar companies in the industry.

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

      SEC Complaint - On September 28, 1988, the United States Securities and Exchange Commission ["SEC"] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product. The Company was also charged with failure to file required SEC reports. Final judgments and a permanent injunction were entered against the Company on October 19, 1989. The Company filed a motion to set aside the judgment, which was denied with permission to renew the motion upon substantial compliance.

NOTE 11 - CONTRACTS AND AGREEMENTS

      Independent Contract Pumper - The Company contracts out regular maintenance on the wells to an independent contract pumper. The Company had a contract with S & S Pumping Service to service its wells at $175 to $200 per month. The contract has been extended through July 2005 with price increases to $225 to $250 per month.

NOTE 12 - GOING CONCERN

      The Company has incurred losses during the past several years, has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are as follows:

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - INCOME (LOSS) PER SHARE

      The following data show the amounts used in computing income (loss) per share:

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                              2002             2001
                                                                         --------------   --------------
      Income (loss) from continuing operations available to common
        stockholders (numerator)                                         $    (172,645)   $      19,003
      Extraordinary item (numerator)                                           (45,614)         (35,093)
                                                                         --------------   --------------
      Income (loss) available to common stockholders (numerator)         $    (218,259)   $     (16,090)
                                                                         --------------   --------------
      Weighted average number of common shares outstanding
         used in income (loss) per share for the period (denominator)       99,941,657       99,941,657
                                                                         --------------   --------------

      Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at December 31, 2002 or 2001.

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]


OIL AND GAS PRODUCING ACTIVITIES

Oil and Gas  Reserves  - Users of this  information  should  be  aware  that the
process  of  estimating  oil  and  gas  reserves  is  very  complex,   requiring
significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions; consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosure.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                                2002                     2001
                                           ---------------          ---------------
                                           Oil         Gas         Oil         Gas
                                         (MBBLS)      (MMCF)     (MBBLS)      (MMCF)
                                         -------     -------     -------     -------
Estimated quantity at beginning of
  Period                                   2,133      28,199       1,384      20,055
Revisions of previous estimates           (1,527)    (20,378)        766       8,291
Discoveries and extensions                     -           -           -           -
Purchase of reserves in place                  -           -           1          13
Production                                   (14)       (114)        (15)       (110)
Sale/disposal of reserves in place             -           -          (3)        (50)
                                         -------     -------     -------     -------


Estimated quantity at end of period          592       7,707       2,133      28,199
                                         -------     -------     -------     -------


Proved developed reserves:
  Beginning of period                        118       1,321         153       1,839
  End of period                              180       2,038         118       1,321
                                         -------     -------     -------     -------


Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year                -           -           -           -
                                         -------     -------     -------     -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                   December 31,
                                                          -------------------------------
                                                               2002             2001
                                                          --------------   --------------
                                                             [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                                 $           -    $           -
     Proved producing leases                                          -               53
Exploration costs                                                     -                -
Development costs                                                     -                -
                                                          --------------   --------------
Total Additions to Oil and Gas Properties                 $           -    $          53
                                                          --------------   --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                   $           -    $           -
                                                          --------------   --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                    $      10,803    $      10,803
     Unproved properties                                            171              171
                                                          --------------   --------------
     Total Capitalized Costs                                     10,974           10,974
Less accumulated depreciation and depletion                      (7,750)          (7,553)
                                                          --------------   --------------
     Net Capitalized Costs                                $       3,224    $       3,421
                                                          --------------   --------------
Company's share of equity method investees' net
capitalized costs                                         $           -    $           -
                                                          --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities

                                                                   December 31,
                                                          -------------------------------
                                                               2002             2001
                                                          --------------   --------------
                                                             [In Thousands of Dollars]

Oil and gas sales                                         $         554    $         706
Production costs                                                   (278)            (286)
Exploration costs                                                     -                -
Depreciation and depletion                                         (198)            (179)
                                                          --------------   --------------
Income (loss) from operations                                        78              241
Income tax benefit (expense)                                        (27)             (82)
                                                          --------------   --------------
     Results of Operations from Producing Activities
      [Excluding Corporate Overhead and Interest Costs]              51              159
                                                          --------------   --------------
Company's share of equity method investees' results of
operations for producing activities                                   -                -
                                                          --------------   --------------

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

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                                December 31,
                                                       -------------------------------
                                                            2002             2001
                                                       --------------   --------------
                                                          [In Thousands of Dollars]

Future reserves                                        $      42,395    $      98,813
Future production and development costs                      (28,871)         (71,852)
Future income tax expenses                                    (4,536)          (9,089)
                                                       --------------   --------------

Future net cash flows                                          8,988           17,872
Discount to present value at 10 percent                       (5,521)         (14,341)
                                                       --------------   --------------

Standardized measure of discounted future net cash
flows                                                  $       3,467    $       3,531
                                                       --------------   --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                  $           -    $           -
                                                       --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following table sets forth the changes in standardized measure of discounted future net cash flows:

                                                                   December 31,
                                                          -------------------------------
                                                               2002             2001
                                                          --------------   --------------
                                                             [In Thousands of Dollars]

Balance at beginning of period                            $       3,531    $      16,264
Sales of oil and gas net of production costs                       (276)            (420)
Revisions to reserves proved in prior years:
     Changes in prices and costs                                 (3,063)          (4,008)
     Changes in quantity estimates and timing of
       production                                                (1,278)         (23,207)
Additions to proved reserves:
     Acquisition of reserves in place                                 -               49
     Current year discoveries, extensions and improved
       recoveries                                                     -                -
     Estimated future development and production costs
       related to current year acquisitions, discoveries,
       extensions and improved recoveries                             -                -
Net change in income taxes                                        4,553           15,095
Sales of reserves in place                                            -             (242)
Accretion of discount                                                 -                -
Other - change in ten percent discount                                -                -
                                                          --------------   --------------
Balance at End of Period                                  $       3,467    $       3,531
                                                          --------------   --------------