Form 10KSB
period 2003-12-31
UNIOIL
filed 2005-06-03
CIK 352710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                           Commission File No. 0-10089

                                     Unioil
                                     ------
                 (Name of small business issuer in its charter)

        Nevada                                                        93-0782780
------------------------                                           -------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3817 Carson Avenue, P.O. Box 200310, Evans, Colorado                   80620
----------------------------------------------------                   -----
            (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (970) 330-6300

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

The issuer's revenues for its most recent fiscal year:  $776,234

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

As of December 31, 2003, 99,941,657 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

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

     The Plan of Reorganization approved by the Bankruptcy Court had been funded by a secured loan (the "Reorganization Loan") from Joseph Associates, Inc. ("JAI"). All of the Company's assets, including its cash and accounts receivable, were pledged to JAI as security for the Reorganization Loan. Because of the Company's failure to repay the Reorganization Loan on schedule, JAI, as the secured party, became the recipient of all production payments attributable to the Company's interests in oil and gas properties (the "Company Production Payments"). JAI subsequently assigned its interest in the Reorganization Loan to Joseph Associates of Greeley, Inc. ("JAGI"). As a result, JAGI succeeded JAI as the recipient of the Company Production Payments.

     In 1999, the Company consummated a debt-for-equity exchange with JAGI. In the exchange, the Company issued 90,500,000 shares of its common stock to JAGI, and JAGI canceled the Company's indebtedness to JAGI under the Reorganization Loan. The exchange transaction restored to the Company the right to receive the Company Production Payments.

(b)  Business of Issuer.

     Beginning in January 1982, the Company engaged in various aspects of the oil and gas business primarily involving the acquisition of interests in oil and gas leases, and arrangements to provide for or participate in the development and operation of such interests. Prior to its bankruptcy, the Company participated with other firms and investors in the drilling of numerous oil and gas wells. The Company sometimes acted as the operator of the wells in which it participated, but all drilling and related work was done through separate contractors.

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

     In 1996, the Company entered into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. Drilling activity pursuant to one of those agreements continued through 2002. By the end of 2002, however, all of the Company's drilling agreements had terminated. As a result, the Company participated in no drilling activity in 2003.

     During 2003, the Company's holdings were located in Colorado and Wyoming

     Risk Factors

     As an operator of and interest holder in a number of producing oil and gas wells, the Company's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Company is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Company. The Company's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut in even though capable of production. As of December 31, 2003, none of the gas-producing wells in which the Company had an interest was shut in. As of that date, moreover, the Company had gas and oil contracts in place for all the output from the wells in which the Company had an interest.

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

     Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 2003, are presented in summary form below:

                                                   Crude Oil       Natural Gas
                                                   ---------       -----------

Proved Developed/Prod. Reserves                      175,312         1,574,687
Proved Developed/Nonprod. Reserves                     3,863            47,603
Proved Undeveloped Reserves                          496,084         6,663,331
                                                   ---------        ----------
         Total Reserves                              675,259         8,285,621
                                                   =========        ==========

     Proved undeveloped reserves will be recognized only through substantial drilling in future years. No assurance is given that any such development will take place.

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

     Prices for crude oil, natural gas liquids, and natural gas effective in December 2003 reflect the posted prices in the Rocky Mountain Region on December 31, 2003. Current average operating costs are used in estimating future costs required to operate the properties. The rise in oil and natural gas prices in 2003 increased future reserve projections. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                      10% Disc.
                                                      Future net     Future Net
                                                       Revenue        Revenue
                                                     ------------   ------------

Proved Developed/Prod. Reserves                      $  5,812,180   $  3,339,937
Proved Developed/Nonprod. Reserves                        106,481         74,897
Proved Undeveloped Reserves                            16,899,199      5,898,293
                                                     ------------   ------------
       Total Reserves                                $ 22,817,860   $  9,313,127
                                                     ============   ============

     Reserves Reported to Other Agencies

     Since December 31, 2001, the Company has not filed or reported reserve information to any federal authority or agency.

     Drilling Activity

     The Company did not participate in any drilling activity from 1985 through 1996. In 1996, however, the Company did enter into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company, and to provide financing for such drilling. One of the agreements, described below, continued in effect through the end of the 2002 fiscal year.

     In November 1996 the Company and JAGI entered into an agreement with Prima Oil & Gas Company ("Prima") pursuant to which the Company contributed potential drillsites and Prima contributed additional potential drillsites into a drillsite pool. See Exhibits 10.1, 10.2, 10.3 and 10.4.

     The Unioil/Prima agreement expired on December 31, 2002. At that date, seven of the sites included in the drillsite pool remained undrilled. Under the terms of the agreement, undrilled sites covered by the agreement were to be divided equally between the parties. As of December 31, 2003, however, the division of the undrilled sites had not yet occurred.

     The Company did not participate in any drilling activity in 2003.

     Productive Wells and Acreage

         The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2003, are as follows:

                        Productive Wells               Developed Acres
                        ----------------               ---------------
Geographic Area          Gross        Net               Gross        Net
---------------          -----        ---               -----        ---
                       Oil   Gas   Oil   Gas          Oil   Gas   Oil   Gas
                       ---   ---   ---   ---          ---   ---   ---   ---

Colorado               89     0   57.9    0          3,560   0   2,314   0
Wyoming                 3     0    2.0    0            120   0      80   0

     Wells that produce both oil and gas are treated as oil wells herein. Of the 89 gross wells in Colorado, 84 are producing oil and gas and five are oil wells only.

     Undeveloped Acreage

     At December 31, 2003, the Company held interests in 6,990 gross (6,426 net) undeveloped acres in the United States, as summarized below:

     Geographic Area                Gross Acres           Net Acres
     ---------------                -----------           ---------

     Colorado                          6,990                6,426
     Wyoming                            -0-                  -0-

     All the acreage shown is held by production from the Company's wells that were producing as of December 31, 2003.

     Production

     The following table sets forth, by geographic area, for the fiscal years 2003, 2002, and 2001: 1) the Company's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil, or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                              2001                2002                2003
                              ----                ----                ----
                         Oil       Gas       Oil       Gas        Oil       Gas
                         ---       ---       ---       ---        ---       ---

1) Net Quantities:
   (Bbls or MCF)
   Wyoming              3,401      -0-      3,647      -0-      3,396       -0-
   Colorado            11,710   109,834    10,585   113,859    10,343     99,807

2) Average Sales
   Price/Bbl or MCF:
   Wyoming             $19.48    $ -0-     $21.09    $ -0-     $25.38      $ -0-
   Colorado            $23.42    $4.05     $23.99    $2.32     $29.57      $4.00

3) Average Lifting
   Cost/Bbl or BOE:
   Wyoming                  $13.48              $10.23               $12.19
   Colorado                 $28.02              $24.80               $28.20

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

Item 3.  Legal Proceedings

     During the fiscal year covered by this report, the Company was not a party to any pending legal proceeding, and none of the property of the Company was the subject of any such proceeding.

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

(b)  Holders.

     The approximate number of record holders of the Company's common stock as of March 31, 2004, was 2,108.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Liquidity and Capital Resources

     At January 1, 2003, the Company was indebted to Duke Energy Financial Services, Inc. ("Duke Energy"), in the amount of $163,957. In July 2003, the
Company's indebtedness to Duke Energy was paid in full, and all security interests of Duke Energy encumbering the Company's interests in producing wells and underlying leases were released. As a result, the Company's right to receive all revenues derived from such interests was restored to the Company.

     In January 2003, the Company signed a note payable to Ford Credit Corporation in the principal amount of $48,905 (the "Ford Credit Note"). The Ford Credit Note is secured by a Company-owned vehicle, bears interest at the rate of 1.9% per annum, and matures in January 2008. At December 31, 2003, the Company's indebtedness for principal and accrued interest under the Ford Credit Note was $40,322.

     The Company's net working capital deficit was $(299,019) at 2002 year end. In 2003, the Company saw improvement in its net working capital deficit. At December 31, 2003, the Company's net working capital was $(62,385). At December 31, 2003, the Company's assets exceeded its liabilities by $2,984,557.

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

     Except as described above, the Company's liquidity and capital resources are inadequate for the Company's current and future business, and are insignificant in comparison to other participants in the industry. Such resources are not sufficient to finance any growth in the Company's business operations. As a result, the Company is, and expects to remain, dependent upon possible industry partners or outside sources of capital. Management is unable to predict the availability of such partners or such capital, or the terms, if any, that might govern the Company's participation with such partners or the Company's access to such capital.

     Results of Operations

     A drilling agreement between the Company and Prima continued in effect through the end of the 2002 fiscal year. See Item 2. Description of Property - Drilling Activity. The Company holds a 27.5% after-payout working interest in the 43 wells drilled under the Unioil/Prima agreement. At December 31, 2003, 10 of the 43 wells drilled had reached payout.

     The Company's revenues from continued operation of previously drilled wells were $776,234 in 2003, compared to $575,913 in 2002. The increase in revenues for 2003 was attributable primarily to an increase in the number of the wells drilled under the Unioil/Prima agreement that had reached payout.

     Costs of production were $277,980 in 2003, compared to $277,894 in 2002. The Company's general and administrative expenses were $215,415 in 2003, compared to $261,722 in 2002. The decrease is attributable primarily to reduced legal fees, professional expenses and bad debt.

     Depreciation, depletion and amortization expense was $172,037 in 2003, compared to $198,043 in 2002. The decrease in this expense is attributable primarily to the reduced production in 2003 and revisions in the estimated future costs to develop reserves.

     Interest and other expense was $10,427 in 2003, compared to $18,652 in 2002. The decrease in this expense resulted primarily from the Company's retirement of its indebtedness to Duke Energy.

     The Company had a net income of $60,190 in 2003, compared to a net loss of $(218,259) in 2002. The net income is a result of increased revenues with decreased expenses, for the reasons described above.

     In December 2003, the Company plugged and abandoned four wells located in Laramie County, Wyoming. As a result, the leases covering the undeveloped acreage held by those wells terminated. It was determined by management that the extensive cost necessary to bring the wells back into production was uneconomical at that time. Management concluded that it better served the Company's interests to engage a service company to complete the plugging of each well, and to restore the lands as required by law.

     As payment for their services, the service company salvaged all casing and tubing. That company also purchased the remaining equipment for $22,500 from the Company.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Identification of Directors and Executive Officers.

     The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                    Term Served       Positions
Name of Director          Age       As Director       With Company
----------------          ---       -----------       ------------
Charles E. Ayers, Jr.     59        July, 1990        Chairman & CEO
Fred C. Jones             66        May, 1991         Vice President/ Secretary
Jesse L. Barber           78        June, 1998        Director

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

Compliance with Section 16(a) of the Exchange Act

     The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2003, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Company.

Code of Ethics

     The Company had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation

(a)  Cash Compensation.

     Charles E. Ayers, Jr. is the Company's Chairman of the Board, Chief Executive Office and Chief Financial Officer. Mr. Ayers is compensated $10,000 per quarter for his duties performed as Chairman of the Board. Mr. Ayers is also an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Company and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001. (See "Certain Relationships and Related Transactions").

                  Year                      Total Cash Compensation
                  ----                      -----------------------
                  2003                                 0
                  2002                                 0
                  2001                                 0

     Of the Company's other officers or directors, only Fred Jones and Jamie Hood were employed by the Company and received any salary or wage for services rendered during 2003, 2002 and 2001. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the names, addresses and security ownership as of December 31, 2003, of all persons known to the Company to be the beneficial owner of more than 5.0% of the Company's voting stock.

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

(b)  Security Ownership of Management.

     The following table indicates the stock ownership as of December 31, 2003, of the persons who, at that date, served as the Company's directors and named executive officers, as well as of all officers and directors as a group:

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

Charles E. Ayers, Jr.          Common        65,017,294 shares          65 %

Fred C. Jones                  Common         4,525,000 shares         4.5 %

Jesse L. Barber                Common           452,500 shares         0.5 %

All officers and directors     Common        69,994,794 shares          70%
as a group (4 people)

(c)  Changes in control.

     The Company is not aware of any arrangements that might result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transactions in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5.0% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5.0% of the gross annual revenues or total assets of the Company or such other firm or entity.


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

10.4          Extension, dated December 13, 2001,    Incorporated by reference to Exhibit
              of Farmout/Farmout Option Agreement,   No. 10.4 to the Registrant's Annual
              Weld County, Colorado, dated           Report on Form 10-KSB for the fiscal
              November 7, 1996, by and between       year ended December 31, 2002
              Prima Oil and Gas Company and the      (Commission File No. 0-10089).
              Company

31            Certification of Mr. Ayers Pursuant
              to Rules 13a-14 or 15d-14

32            Certification of Mr. Ayers Pursuant
              to Section 1350

Item 14.  Principal Accountant Fees and Services

(1)  Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $-0- for the fiscal year ended December 31, 2003, and $26,724 for the fiscal year ended December 31, 2002.

(2)  Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2002.

(3)  Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2002.

(4)  All Other Fees

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003, and $-0-for the fiscal year ended December 31, 2002.

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


                                        UNIOIL



Date:    June 2, 2005                   /s/ Charles E. Ayers, Jr.
     ----------------------             ----------------------------------------
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



Date:    June 2, 2005                   /s/ Charles E. Ayers, Jr.
     ----------------------             ----------------------------------------
                                        Charles E. Ayers, Jr., Director



Date:    June 2, 2005                   /s/ Jesse L. Barber
      ---------------------             ----------------------------------------
                                        Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                     UNIOIL




                                    CONTENTS



                                                                          PAGE
                                                                          ----

          --   Report  of  Independent   Registered   Public
                  Accounting Firm                                           1


          --   Balance Sheet, December 31, 2003                             2


          --   Statements of Operations, for the years ended
                  December 31, 2003 and 2002                                3


          --   Statements of Stockholders'  Equity,  for the
                  years ended December 31, 2003 and 2002                    4


          --   Statements of Cash Flows, for the years ended
                  December 31, 2003 and 2002                                5


          --   Notes to Financial Statements                           6 - 13


          --   Supplemental Information - Unaudited                   14 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil (a Nevada corporation) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unioil as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/ PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
March 14, 2005

                                     UNIOIL

                                  BALANCE SHEET


                                     ASSETS

                                                                  December 31,
                                                                      2003
                                                                ----------------
CURRENT ASSETS:
     Cash                                                       $       210,814
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $6,307                        68,432
     Prepaid assets                                                       7,047
     Current deferred tax asset                                             815
                                                                ----------------
               Total Current Assets                                     287,108

PROPERTY AND EQUIPMENT, net                                              39,241

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                      3,039,223
                                                                ----------------
TOTAL ASSETS                                                    $     3,365,572
                                                                ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable - current portion                             $         9,615
     Joint interest and trade accounts payable                           85,841
     Accrued payroll taxes                                               35,761
     Accrued taxes                                                      218,276
                                                                ----------------
               Total Current Liabilities                                349,493

CONTINGENCIES [See Note 9]                                                    -

NOTE PAYABLE, less current portion                                       30,707

DEFERRED TAX LIABILITY                                                      815
                                                                ----------------
               Total Liabilities                                        381,015
                                                                ----------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding             999,417
     Capital in excess of par value                                  18,914,190
     Retained deficit                                               (16,929,050)
                                                                ----------------
               Total Stockholders' Equity                             2,984,557
                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     3,365,572
                                                                ----------------


               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS


                                                                   For The Year Ended
                                                                      December 31,
                                                             -------------------------------
                                                                  2003             2002
                                                             --------------   --------------
REVENUE:
     Oil and gas sales                                       $     752,348    $     554,305
     Income from serving as operator                                23,886           21,608
                                                             --------------   --------------
                Total Revenue                                      776,234          575,913
                                                             --------------   --------------
EXPENSES:
     Production costs and related taxes                            277,980          277,894
     General and administrative                                    215,415          261,722
     Depreciation, depletion and amortization                      172,037          198,043
                                                             --------------   --------------
                Total Expenses                                     665,432          737,659
                                                             --------------   --------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                        110,802         (161,746)
                                                             --------------   --------------
OTHER INCOME (EXPENSE):
     Interest and other income                                       5,311            7,753
     Interest and other expense                                    (10,427)         (18,652)
                                                             --------------   --------------
                Total Other Income (Expense)                        (5,116)         (10,899)
                                                             --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES                                  105,686         (172,645)

CURRENT TAX EXPENSE                                                      -                -

DEFERRED TAX EXPENSE                                                     -                -
                                                             --------------   --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            105,686         (172,645)

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]           (45,496)         (45,614)
                                                             ==============   ==============
NET INCOME (LOSS)                                            $      60,190    $    (218,259)
                                                             ==============   ==============
INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                   $        .00     $       (.00)
     Extraordinary item                                              (.00)            (.00)
                                                             --------------   --------------
     Net Income (Loss) Per Common Share                      $        .00     $       (.00)
                                                             ==============   ==============







              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2003 AND 2002


                                               Common Stock            Capital in
                                        ---------------------------    Excess of        Retained
                                           Shares         Amount       Par Value        Deficit           Total
                                        ------------   ------------   ------------   --------------   -------------
BALANCE, December 31, 2001               99,941,657    $   999,417    $18,914,190    $ (16,770,981)   $  3,142,626

Net income (loss) for the year ended
  December 31, 2002                               -              -              -         (218,259)       (218,259)
                                        ------------   ------------   ------------   --------------   -------------
BALANCE, December 31, 2002               99,941,657        999,417     18,914,190      (16,989,240)      2,924,367

Net income (loss) for the year ended
  December 31, 2003                               -              -              -           60,190          60,190
                                        ------------   ------------   ------------   --------------   -------------
BALANCE, December 31, 2003               99,941,657    $   999,417    $18,914,190    $ (16,929,050)   $  2,984,557
                                        ------------   ------------   ------------   --------------   -------------































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash


                                                                                For The Year Ended
                                                                                   December 31,
                                                                          -------------------------------
                                                                               2003             2002
                                                                          --------------   --------------
Cash Flows From Operating Activities:
     Net income (loss)                                                    $      60,190    $    (218,259)
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
         Depreciation, depletion and amortization                               172,037          198,043
         Bad debt expense                                                         8,772           17,844
         Changes in assets and liabilities:
           (Increase) in joint interest and trade accounts receivable           (16,574)         (28,508)
           (Increase) decrease in prepaid assets                                    (63)           4,817
           (Increase) in deferred tax asset                                        (105)            (178)
           (Decrease) in joint interest and trade accounts payable              (14,483)          (1,357)
           Increase in accrued payroll taxes                                     17,384           18,377
           Increase (decrease) in accrued taxes                                  24,963          (18,294)
           Increase in deferred tax liability                                       105              178
                                                                          --------------   --------------
              Net Cash Provided (Used) by Operating Activities                  252,226          (27,337)
                                                                          --------------   --------------
Cash Flows From Investing Activities:
     Proceeds from sale of oil and gas producing property                        22,500                -
     Purchase of property and equipment                                         (48,905)               -
                                                                          --------------   --------------
              Net Cash (Used) by Investing Activities                           (26,405)               -
                                                                          --------------   --------------
Cash Flows From Financing Activities:
     Payments to notes payable                                                 (172,540)        (102,901)
     Proceeds from note payable                                                  48,905                -
                                                                          --------------   --------------
              Net Cash (Used) by Financing Activities                          (123,635)        (102,901)
                                                                          --------------   --------------
Net Increase (Decrease) in Cash                                                 102,186         (130,238)

Cash at Beginning of Year                                                       108,628          238,866
                                                                          --------------   --------------
Cash at End of Year                                                       $     210,814    $     108,628
                                                                          ==============   ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
         Interest                                                         $       7,100    $      15,434
         Income taxes                                                     $           -    $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the years ended December 31, 2003 and 2002:
         None



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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

     Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                           2003
                                                       ------------
               Shop tools and equipment                $    20,869
               Furniture and fixtures                       20,864
               Transportation equipment                     52,908
                                                       ------------
                                                            94,641
               Less:  accumulated depreciation             (55,400)
                                                       ------------
               Total                                   $    39,241
                                                       ------------

     Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $10,118 and $338, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES

     During the past several years, the Company's activities have primarily consisted of operating existing wells and monitoring the status of its leases. During 1996 and into 1997, the Company negotiated a drilling
     program  to  complete  and  bring  new  wells  into  production.   In  this
     connection, the Company entered into agreements with Prima Oil and Gas Company and also with Duke Energy Financial Services, Inc. Depletion expense on oil and gas properties was $161,919 and $197,705 for 2003 and 2002, respectively.

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - OIL AND GAS ACTIVITIES [Continued]

     Duke Energy Financial Services, Inc. - During 1997, the Company entered into a borrowing arrangement with Duke Energy Financial Services, Inc. ["Duke"] wherein Duke advanced $1,722,275 for the drilling and completion of eight wells for the Company. The Company also entered into an amended Gas Purchasing and Processing Agreement with an affiliate of Duke. Pursuant to the gas purchasing agreement, Duke purchases substantially all of the Company's gas produced in Colorado at prices which management believes are competitive in the industry. The agreements provided for Duke to directly receive (or retain) 95% of the production proceeds from the eight newly completed wells as payment of principal and interest. In addition to receiving the production proceeds, Duke also received a security interest in the subject wells and underlying leases. The Company received 5% from each well and also received $4,500 per month for lease operating expenses until the note was repaid. In July 2003, the Company repaid the note in full. The security interest in the subject wells and underlying leases was released back to the Company and all revenues are paid directly to the Company.

NOTE 5 - NOTES PAYABLE

     During 1997, the Company borrowed $1,722,275 from Duke to drill eight new wells [See Note 4]. The loan was secured by the production from the wells. In July 2003, the Company repaid the note and the security interest was released.

     In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution. The note is secured by a vehicle with a net book value of $39,124 at December 31, 2003. The note has an annual interest rate of 1.9% and matures in January 2008.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2003, the total of all deferred tax assets was approximately $3,163,000 and the total of the deferred tax liabilities was approximately $1,094,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,069,000 and $2,548,000 as of December 31, 2003 and 2002, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2003 was $(479,000).

     The Company has available at December 31, 2003, unused tax operating loss carryforwards of approximately $8,461,000, which may be applied against future taxable income and expire in various years beginning in 2004 through 2022.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES [Continued]

     The components of income tax expense from continuing operations for the years ended December 31, 2003 and 2002 consist of the following:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                      2003         2002
                                                                --------------   --------------
     Current income tax expense:
       Federal                                                  $           -    $           -
       State                                                                -                -
                                                                --------------   --------------
         Net current tax expense                                            -                -
                                                                ==============   ==============
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation     $      13,569    $       5,344
       Excess of tax over financial accounting depletion              (55,457)         (63,435)
       Reserve for bad debts                                              (55)            (246)
       Capital loss carryforward                                          804                -
       Net operating loss carryforwards                               519,715          947,295
       Valuation allowance                                           (478,576)        (888,958)
                                                                --------------   --------------
         Net deferred tax expense                               $           -    $           -
                                                                ==============   ==============

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                     2003             2002
                                                                --------------   --------------
     Computed tax at the expected federal statutory rate            34.00%           34.00%
     State income taxes, net of federal income tax benefits          3.36             3.36
     Expiration of net operating loss carryforward                 401.88          (541.99)
     Other                                                          13.58             (.40)
     Valuation allowance                                          (452.82)          505.03
                                                                --------------   --------------
     Effective income tax rates                                      0.00%            0.00%
                                                                ==============   ==============

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES [Continued]

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2003 and 2002:

                                                                  December 31,
                                                         -------------------------------
                                                              2003             2002
                                                         --------------   --------------
     Excess of tax over book accounting depreciation     $    (258,206)   $    (244,637)
     Excess of tax over book accounting depletion             (835,655)        (891,112)
     Reserve for bad debt                                        2,356            2,301
     NOL carryforwards                                       3,160,863        3,680,578
     Capital loss carryforward                                       -              804

     The deferred taxes are reflected in the balance sheet as follows:

                                                          December 31,
                                                              2003
                                                         --------------
     Short term asset                                    $         815
     Long term (liability)                               $        (815)

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary during the years ended December 31, 2003 and 2002, respectively. The Company paid an officer/shareholder of the Company $40,000 and $40,000 for director fees during the years ended December 31, 2003 and 2002, respectively.

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

NOTE 8 - CONCENTRATIONS OF CREDIT RISKS

     As of December 31, 2003, the Company had cash balances in excess of federally insured amounts of approximately $96,369.

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - CONTINGENCIES AND LITIGATION

     Litigation - The Company may become or is subject to investigation, claim or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

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

NOTE 10 - CONTRACTS AND AGREEMENTS

     Independent Contract Pumper - The Company contracts out regular maintenance on the wells to an independent contract pumper. The Company had a contract with S & S Pumping Service to service its wells at $200 per month. The contract has been extended through July 2005 with price increases to $225 to $250 per month.

NOTE 11 - GOING CONCERN

     The Company has current liabilities in excess of current assets and has uncertainties related to the realization of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are as follows:

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - INCOME (LOSS) PER SHARE

     The following data show the amounts used in computing income (loss) per share:

                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                                               2003             2002
                                                                          --------------   --------------
     Income (loss) from continuing operations available to common
       stockholders (numerator)                                           $     105,686    $    (172,645)
     Extraordinary item (numerator)                                             (45,496)         (45,614)
                                                                          --------------   --------------
     Income (loss) available to common stockholders (numerator)           $      60,190    $    (218,259)
                                                                          --------------   --------------
     Weighted average number of common shares outstanding
        used in income (loss) per share for the period (denominator)         99,941,657       99,941,657
                                                                          --------------   --------------

     Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at December 31, 2003 or 2002.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                             2003                    2002
                                      ------------------     ------------------
                                        Oil        Gas         Oil        Gas
                                      (MBBLS)     (MMCF)     (MBBLS)     (MMCF)
                                      -------    -------     -------    -------
Estimated quantity at beginning of
  Period                                  592      7,707       2,133     28,199
Revisions of previous estimates            97        679      (1,527)   (20,378)
Discoveries and extensions                  -          -           -          -
Purchase of reserves in place               -          -           -          -
Production                                (14)      (100)        (14)      (114)
Sale/disposal of reserves in place          -          -           -          -
                                      -------    -------     -------    -------


Estimated quantity at end of period       675      8,286         592      7,707
                                      -------    -------     -------    -------


Proved developed reserves:
  Beginning of period                     180      2,038         118      1,321
  End of period                           179      1,622         180      2,038
                                      -------    -------     -------    -------

Company's proportional interest in
reserves of investees accounted for
by the equity method - end of year          -          -           -          -
                                      -------    -------     -------    -------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                 December 31,
                                                        -------------------------------
                                                               2003               2002
                                                        --------------   --------------
                                                           [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                               $           -    $           -
     Proved producing leases                                        -                -
Exploration costs                                                   -                -
Development costs                                                   -                -
                                                        --------------   --------------
Total Additions to Oil and Gas Properties               $           -    $           -
                                                        --------------   --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                 $           -    $           -
                                                        --------------   --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                  $      10,781    $      10,803
     Unproved properties                                          171              171
                                                        --------------   --------------
     Total Capitalized Costs                                   10,952           10,974
Less accumulated depreciation and depletion                    (7,913)          (7,750)
                                                        --------------   --------------
     Net Capitalized Costs                              $       3,039    $       3,224
                                                        --------------   --------------
Company's share of equity method investees' net
capitalized costs                                       $           -    $           -
                                                        --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities


                                                                                   December 31,
                                                                          -------------------------------
                                                                               2003             2002
                                                                          --------------   --------------
                                                                             [In Thousands of Dollars]

Oil and gas sales                                                         $         752    $         554
Production costs                                                                   (278)            (278)
Exploration costs                                                                     -                -
Depreciation and depletion                                                         (162)            (198)
                                                                          --------------   --------------
Income (loss) from operations                                                       312               78
Income tax benefit (expense)                                                       (106)             (27)
                                                                          --------------   --------------
     Results of Operations from Producing Activities
      [Excluding Corporate Overhead and Interest Costs]                             206               51
                                                                          --------------   --------------
Company's share of equity method investees' results of
operations for producing activities                                                   -                -
                                                                          --------------   --------------

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

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                                December 31,
                                                       -------------------------------
                                                            2003             2002
                                                       --------------   --------------
                                                          [In Thousands of Dollars]

Future reserves                                        $      56,925    $      42,395
Future production and development costs                      (34,107)         (28,871)
Future income tax expenses                                    (7,707)          (4,536)
                                                       --------------   --------------

Future net cash flows                                         15,111            8,988
Discount to present value at 10 percent                       (9,371)          (5,521)
                                                       --------------   --------------

Standardized measure of discounted future net cash
flows                                                  $       5,740    $       3,467
                                                       --------------   --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                  $           -    $           -
                                                       --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                                       December 31,
                                                              -------------------------------
                                                                     2003               2002
                                                              --------------   --------------
                                                                 [In Thousands of Dollars]

Balance at beginning of period                                $       3,467    $       3,531
Sales of oil and gas net of production costs                           (474)            (276)
Revisions to reserves proved in prior years:
     Changes in prices and costs                                      5,691           (3,063)
     Changes in quantity estimates and timing of
       production                                                       227           (1,278)
Additions to proved reserves:
     Acquisition of reserves in place                                     -                -
     Current year discoveries, extensions and improved
       recoveries                                                         -                -
     Estimated future development and production costs
       related to current year acquisitions, discoveries,
       extensions and improved recoveries                                 -                -
Net change in income taxes                                           (3,171)           4,553
Sales of reserves in place                                                -                -
Accretion of discount                                                     -                -
Other - change in ten percent discount                                    -                -
                                                              --------------   --------------
Balance at End of Period                                      $       5,740    $       3,467
                                                              --------------   --------------