Form 10KSB
period 2004-12-31
UNIOIL
filed 2005-06-10
CIK 352710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                           Commission File No. 0-10089

                                     Unioil
                                     ------
                 (Name of small business issuer in its charter)

        Nevada                                                        93-0782780
------------------------                                           -------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

3817 Carson Avenue, P.O. Box 200310, Evans, Colorado                       80620
----------------------------------------------------                  ----------
     (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (970) 330-6300

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

The issuer's revenues for its most recent fiscal year:  $1,049,120

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

As of December 31, 2004, 99,941,657 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

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

     In 1996, the Company entered into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling. Drilling activity pursuant to one of those agreements continued through 2002. By the end of 2002, however, all of the Company's drilling agreements had terminated. As a result, the Company participated in no drilling activity in 2004.

     During 2004, the Company's holdings were located in Colorado and Wyoming

     Risk Factors

     As an operator of and interest holder in a number of producing oil and gas wells, the Company's products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom. The Company is a relatively small producer and its position in the industry is insignificant. The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers. Such companies have substantially greater resources and expertise and significant competitive advantages over the Company. The Company's ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors. The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time. Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells. If no such facilities exist, a well may be shut in even though capable of production. As of December 31, 2004, none of the gas-producing wells in which the Company had an interest was shut in. As of that date, moreover, the Company had gas and oil contracts in place for all the output from the wells in which the Company had an interest.

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

     Quantities of estimated net reserves of crude oil and natural gas for the Company's properties and for its interest in those properties as of December 31, 2004, are presented in summary form below:

                                                  Crude Oil        Natural Gas
                                                  ---------        -----------

Proved Developed/Prod. Reserves                     152,612          1,346,548
Proved Developed/Nonprod. Reserves                    3,443             43,177
Proved Undeveloped Reserves                         389,951          4,733,952
                                                 ----------        -----------
         Total Reserves                             546,006          6,123,677
                                                 ==========        ===========

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

     Prices for crude oil, natural gas liquids, and natural gas effective in December 2004 reflect the posted prices in the Rocky Mountain Region on December 31, 2004. Current average operating costs are used in estimating future costs required to operate the properties. The rise in oil and natural gas prices in 2004 increased future reserve projections. Estimated future net revenue and net present value of the Company's revenues from estimated production of proved reserves, are as follows:

                                                                    10% Disc.
                                                    Future Net     Future net
                                                     Revenue        Revenue
                                                     -------        -------

Proved Developed/Prod. Reserves                   $  8,088,108    $  4,750,316
Proved Developed/Nonprod. Reserves                     114,828          71,390
Proved Undeveloped Reserves                         18,386,658       5,780,320
                                                  -------------   -------------
       Total Reserves                             $ 26,589,594    $ 10,602,026
                                                  =============   =============

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

     The Unioil/Prima agreement expired on December 31, 2002. At that date, seven of the sites included in the drillsite pool remained undrilled. Under the terms of the agreement, undrilled sites covered by the agreement were to be divided equally between the parties. As of December 31, 2004, however, the division of the undrilled sites had not yet occurred.

     The Company did not participate in any drilling activity in 2004.

     Productive Wells and Acreage

     The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2004, are as follows:

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

     Undeveloped Acreage

     At December 31, 2004, the Company held interests in 6,990 gross (6,426 net) undeveloped acres in the United States, as summarized below:

     Geographic Area               Gross Acres               Net Acres
     ---------------               -----------               ---------

     Colorado                         6,990                    6,426
     Wyoming                             -0-                      -0-

     All the acreage shown is held by production from the Company's wells that were producing as of December 31, 2004.

     Production

     The following table sets forth, by geographic area, for the fiscal years 2004, 2003, and 2002: 1) the Company's portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels ("Bbls") for oil, or barrels-of-oil equivalent ("BOE") for gas. One BOE equals 6 MCF of gas.

                             2002                2003               2004
                             ----                ----               ----
                        Oil       Gas       Oil       Gas       Oil        Gas
                        ---       ---       ---       ---       ---        ---

1) Net Quantities:
    (Bbls or MCF)
    Wyoming            3,647        -0-    3,396        -0-    3,102          86
    Colorado          10,585    113,859   10,343     99,807   10,969     122,465

2) Average Sales
   Price/Bbl or MCF:
   Wyoming            $21.09      $ -0-   $25.38      $ -0-   $33.94       $5.96
   Colorado           $23.99      $2.32   $29.57      $4.00   $39.79       $5.51

3) Average Lifting
   Cost/Bbl or BOE:
   Wyoming                  $10.23             $12.19               $11.69
   Colorado                 $24.80             $28.20               $51.31

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

(b)  Holders.

     The approximate number of record holders of the Company's common stock as of March 31, 2005, was 2,108.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Liquidity and Capital Resources

     In 2004, the Company had three primary sources of liquidity. The first was the Company's cash position, held primarily in demand-deposit bank accounts. Cash was $420,321 at December 31, 2004, as compared to $210,814 at December 31, 2003. Of the Company's cash position at December 31, 2004, however, $57,377 was held as a reserve for tax liabilities.

     The Company's second primary source of liquidity was cash flow from ongoing operations. In the year ended December 31, 2004, the Company's monthly cash flow averaged $18,750. In the year ended December 31, 2003, the Company's monthly cash flow averaged $21,019.

     The Company's third primary source of liquidity was a loan agreement that the Company entered into in 2003 with Ford Credit Corporation. Pursuant to that agreement, the Company borrowed $48,905 in January of 2003. The loan is secured by a Company-owned vehicle, bears interest at the rate of 1.9% per annum, and matures in January 2008. At December 31, 2004, the Company's indebtedness for principal and accrued interest under the loan was $30,748, as compared to $40,322 at December 31, 2003.

     The Company's net working capital deficit was $(62,385) at 2003 year end. At December 31, 2004, the Company's net working capital was $94,189. Two primary factors account for the improvement in net working capital. The first was an increase in the prices of oil and of natural gas in 2004. The second was an increase in the number of wells that had reached payout under the Company's 1996 drilling contract with Prima. See Item 2. Description of Property - Drilling Activity. At December 31, 2004, the Company's assets exceeded its liabilities by $2,978,827.

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

     Results of Operations

     The Company holds a 27.5% after-payout working interest in 43 wells drilled under the Company's 1996 drilling agreement with Prima. See Item 2. Description of Property - Drilling Activity. At December 31, 2004, 22 of the 43 wells drilled had reached payout.

     The Company's revenues from previously drilled wells were $1,049,120 in 2004, compared to $776,234 in 2003. The increase in revenues for 2004 was attributable primarily to the same factors that, over the course of the year, led to an increase in the Company's net working capital position, as described under "Liquidity and Capital Resources," above.

     Costs of production were $582,293 in 2004, compared to $277,980 in 2003. The increase in cost is attributable primarily to the Company's having performed extensive repairs and maintenance on two of its existing wells.

     The Company's general and administrative expenses were $252,214 in 2004, compared to $215,415 in 2003. The increase is attributable primarily to legal fees, professional expenses, bad debt and travel expense.

     Depreciation, depletion and amortization expense in 2004 did not change significantly in comparison to 2003. Depreciation, depletion and amortization expense was $177,947 in 2004, compared to $172,037 in 2003.

     Interest and other expense was $3,388 in 2004, compared to $10,427 in 2003. The decrease in this expense resulted primarily from the Company's having retired its indebtedness to Duke Energy Financial Services, Inc., in 2003.

     The Company had a net loss of $(5,730) in 2004, compared to net income of $60,190 in 2003. The net loss is a result of increased expenses, as described above.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Identification of Directors and Executive Officers.

     The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

                                     Term Served      Positions
Name of Director            Age      As Director      With Company
----------------            ---      -----------      ------------

Charles E. Ayers, Jr.       60       July, 1990       Chairman & CEO
Fred C. Jones               67       May, 1991        Vice President/ Secretary
Jesse L. Barber             79       June, 1998       Director

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

Compliance with Section 16(a) of the Exchange Act

     The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2004, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Company.

Code of Ethics

     The Company had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation

(a)  Cash Compensation.

     Charles E. Ayers, Jr. is the Company's Chairman of the Board, Chief Executive Office and Chief Financial Officer. Mr. Ayers is compensated $10,000 per quarter for his duties performed as Chairman of the Board. Mr. Ayers is also an attorney in the law firm of Ayers & Stolte, P.C., and this firm acts as general counsel to the Company and bills for such services at the firm's usual billing rates. The following table sets forth the amounts paid as legal fees and costs to such law firm for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002. (See "Certain Relationships and Related Transactions").

                  Year                    Total Cash Compensation
                  ----                    -----------------------
                  2004                              0
                  2003                              0
                  2002                              0

     Of the Company's other officers or directors, only Fred Jones and Jamie Hood were employed by the Company and received any salary or wage for services rendered during 2004, 2003 and 2002. None of these persons individually received annual compensation in excess of $100,000 in any of these years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the names, addresses and security ownership as of December 31, 2004, of all persons known to the Company to be the beneficial owner of more than 5.0% of the Company's voting stock.

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

(b)  Security Ownership of Management.

     The following table indicates the stock ownership as of December 31, 2004, of the persons who, at that date, served as the Company's directors and named executive officers, as well as of all officers and directors as a group:

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

31            Certification of Mr. Ayers Pursuant
              to Rules 13a-14 or 15d-14

32            Certification of Mr. Ayers Pursuant
              to Section 1350

Item 14.  Principal Accountant Fees and Services

(1)  Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2003.

(2)  Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2003.

(3)  Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2003.

(4)  All Other Fees

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2004, and $-0-for the fiscal year ended December 31, 2003.

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


                                   UNIOIL



Date:     June 10, 2005            /s/ Charles E. Ayers, Jr.
     --------------------------    ---------------------------------------------
                                   Charles E. Ayers, Jr., Chairman
                                   (Chief Executive and Chief Financial Officer)




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:     June 10, 2005            /s/ Charles E. Ayers, Jr.
     --------------------------    ---------------------------------------------
                                   Charles E. Ayers, Jr., Director



Date:     June 10, 2005            /s/ Jesse L. Barber
      -------------------------    ---------------------------------------------
                                   Jesse L. Barber, Director

                                     UNIOIL

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                                     UNIOIL



                                    CONTENTS




                                                                           PAGE
                                                                           ----

               --   Report of Independent Registered Public
                       Accounting Firm                                        1


               --   Balance Sheet, December 31, 2004                          2


               --   Statements of Operations, for the years ended
                       December 31, 2004 and 2003                             3


               --   Statements of Stockholders' Equity, for the
                       years ended December 31, 2004 and 2003                 4


               --   Statements of Cash Flows, for the years ended
                       December 31, 2004 and 2003                             5


               --   Notes to Financial Statements                        6 - 12


               --   Supplemental Information - Unaudited                13 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
UNIOIL
Evans, Colorado

We have audited the accompanying balance sheet of Unioil (a Nevada corporation) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unioil as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.





/s/ PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
March 14, 2005

                                     UNIOIL

                                  BALANCE SHEET


                                     ASSETS

                                                                   December 31,
                                                                       2004
                                                                  --------------
CURRENT ASSETS:
     Cash                                                         $     420,321
     Joint interest and trade accounts receivable, net of
        allowance for doubtful accounts of $6,624                        85,502
     Prepaid assets                                                       7,838
     Current deferred tax asset                                             855
                                                                  --------------
               Total Current Assets                                     514,516

PROPERTY AND EQUIPMENT, net                                              34,532

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                      2,871,899
                                                                  --------------
TOTAL ASSETS                                                      $   3,420,947
                                                                  --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable - current portion                               $       9,810
     Joint interest and trade accounts payable                           94,423
     Accrued payroll taxes                                               52,467
     Accrued taxes                                                      263,627
                                                                  --------------
               Total Current Liabilities                                420,327

CONTINGENCIES [See Note 9]                                                    -

NOTE PAYABLE, less current portion                                       20,938

DEFERRED TAX LIABILITY                                                      855
                                                                  --------------
               Total Liabilities                                        442,120
                                                                  --------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
       authorized, 99,941,657 shares issued and outstanding             999,417
     Capital in excess of par value                                  18,914,190
     Retained deficit                                               (16,934,780)
                                                                  --------------
               Total Stockholders' Equity                             2,978,827
                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   3,420,947
                                                                  --------------

               The accompanying notes are an integral part of this
                              financial statement.

                                     UNIOIL

                            STATEMENTS OF OPERATIONS


                                                                  For The Year Ended
                                                                     December 31,
                                                            -------------------------------
                                                                 2004             2003
                                                            --------------   --------------
REVENUE:
     Oil and gas sales                                      $   1,023,059    $     752,348
     Income from serving as operator                               26,061           23,886
                                                            --------------   --------------
                Total Revenue                                   1,049,120          776,234
                                                            --------------   --------------
EXPENSES:
     Production costs and related taxes                           582,293          277,980
     General and administrative                                   252,214          215,415
     Depreciation, depletion and amortization                     177,947          172,037
                                                            --------------   --------------
                Total Expenses                                  1,012,454          665,432
                                                            --------------   --------------
INCOME BEFORE OTHER INCOME (EXPENSE)                               36,666          110,802
                                                            --------------   --------------
OTHER INCOME (EXPENSE):
     Interest and other income                                      6,356            5,311
     Interest and other expense                                    (3,388)         (10,427)
                                                            --------------   --------------
                Total Other Income (Expense)                        2,968           (5,116)
                                                            --------------   --------------
INCOME BEFORE INCOME TAXES                                         39,634          105,686

CURRENT TAX EXPENSE                                                     -                -

DEFERRED TAX EXPENSE                                                    -                -
                                                            --------------   --------------
INCOME BEFORE EXTRAORDINARY ITEM                                   39,634          105,686

EXTRAORDINARY ITEM, net of tax effect of $0 [See Note 2]          (45,364)         (45,496)
                                                            ==============   ==============
NET INCOME (LOSS)                                           $      (5,730)   $      60,190
                                                            ==============   ==============
INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                  $         .00    $         .00
     Extraordinary item                                              (.00)            (.00)
                                                            --------------   --------------
     Net Income (Loss) Per Common Share                     $        (.00)   $         .00
                                                            ==============   ==============






              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2004 AND 2003


                                                Common Stock             Capital in
                                        ----------------------------     Excess of        Retained
                                            Shares         Amount        Par Value         Deficit          Total
                                        --------------  ------------   --------------   -------------   --------------
BALANCE, December 31, 2002                 99,941,657   $   999,417    $  18,914,190    $(16,989,240)   $   2,924,367

Net income (loss) for the year ended
  December 31, 2003                                 -             -                -          60,190           60,190
                                        --------------  ------------   --------------   -------------   --------------
BALANCE, December 31, 2003                 99,941,657       999,417       18,914,190     (16,929,050)       2,984,557

Net income (loss) for the year ended
  December 31, 2004                                 -             -                -          (5,730)          (5,730)
                                        --------------  ------------   --------------   -------------   --------------
BALANCE, December 31, 2004                 99,941,657   $   999,417    $  18,914,190    $(16,934,780)   $   2,978,827
                                        --------------  ------------   --------------   -------------   --------------































              The accompanying notes are an integral part of these
                              financial statements.

                                     UNIOIL

                            STATEMENTS OF CASH FLOWS

                         Net Increase (Decrease) in Cash

                                                                                    For The Year Ended
                                                                                       December 31,
                                                                              -------------------------------
                                                                                   2004             2003
                                                                              --------------   --------------
Cash Flows From Operating Activities:
     Net income (loss)                                                        $      (5,730)   $      60,190
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation, depletion and amortization                                   177,947          172,037
         Bad debt expense                                                            10,990            8,772
         Changes in assets and liabilities:
           (Increase) in joint interest and trade accounts receivable               (28,060)         (16,574)
           (Increase) in prepaid assets                                                (791)             (63)
           (Increase) in deferred tax asset                                             (40)            (105)
           Increase (decrease) in joint interest and trade accounts payable           8,582          (14,483)
           Increase in accrued payroll taxes                                         16,706           17,384
           Increase in accrued taxes                                                 45,351           24,963
           Increase in deferred tax liability                                            40              105
                                                                              --------------   --------------
              Net Cash Provided by Operating Activities                             224,995          252,226
                                                                              --------------   --------------
Cash Flows From Investing Activities:
     Proceeds from sale of oil and gas producing property                                 -           22,500
     Purchase of property and equipment                                              (5,914)         (48,905)
                                                                              --------------   --------------
              Net Cash (Used) by Investing Activities                                (5,914)         (26,405)
                                                                              --------------   --------------
Cash Flows From Financing Activities:
     Payments to notes payable                                                       (9,574)        (172,540)
     Proceeds from note payable                                                           -           48,905
                                                                              --------------   --------------
              Net Cash (Used) by Financing Activities                                (9,574)        (123,635)
                                                                              --------------   --------------
Net Increase in Cash                                                                209,507          102,186

Cash at Beginning of Year                                                           210,814          108,628
                                                                              --------------   --------------
Cash at End of Year                                                           $     420,321    $     210,814
                                                                              ==============   ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
         Interest                                                             $         682    $       7,100
         Income taxes                                                         $           -    $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the year ended December 31, 2004:
          In June 2004, the Company traded an old copier with a net book value of $100 for a newer copier.
     For the year ended December 31, 2003:
          None


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

     Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 11].

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                               2004
                                                          --------------
          Shop tools and equipment                        $      20,869
          Furniture and fixtures                                 26,672
          Transportation equipment                               52,908
                                                          --------------
                                                                100,449
          Less:  accumulated depreciation                       (65,917)
                                                          --------------
          Total                                           $      34,532
                                                          ==============

     Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $10,623 and $10,118, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES

     The Company's activities primarily consist of operating existing wells and monitoring the status of its leases. Depletion expense on oil and gas properties was $167,324 and $161,919 for 2004 and 2003, respectively.

NOTE 5 - NOTE PAYABLE

     In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution. The note is secured by a vehicle with a net book value of $29,343 at December 31, 2004. The note has an annual interest rate of 1.9% and matures in January 2008.

     The note payable matures as follows for the twelve-month periods ended:

            December 31,                      Principal Due
            -----------                       -------------
                2005                          $       9,810
                2006                                  9,956
                2007                                 10,147
                2008                                    835
                2009                                      -
                                              -------------
                                              $      30,748
                                              -------------

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2004, the total of all deferred tax assets was approximately $3,018,000 and the total of the deferred tax liabilities was approximately $1,043,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $1,975,000 and $2,069,000 as of December 31, 2004 and 2003, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2004 was $(94,000).

     The Company has available at December 31, 2004, unused tax operating loss carryforwards of approximately $8,070,000, which may be applied against future taxable income and expire in various years beginning in 2005 through 2022.

     The components of income tax expense from continuing operations for the years ended December 31, 2004 and 2003 consist of the following:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                     2004             2003
                                                                --------------   --------------
     Current income tax expense:
       Federal                                                  $           -    $           -
       State                                                                -                -
                                                                --------------   --------------
         Net current tax expense                                            -                -
                                                                ==============   ==============
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation     $       2,372    $      13,569
       Excess of tax over financial accounting depletion              (53,407)         (55,457)
       Reserve for bad debts                                             (118)             (55)
       Capital loss carryforward                                            -              804
       Net operating loss carryforwards                               128,833          519,715
       Valuation allowance                                            (77,680)        (478,576)
                                                                --------------   --------------
         Net deferred tax expense                               $           -    $           -
                                                                --------------   --------------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES [Continued]

     A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense from continuing operations at the Company's effective rate is as follows:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                     2004             2003
                                                                --------------   --------------
     Computed tax at the expected federal statutory rate            34.00%           34.00%
     State income taxes, net of federal income tax benefits          3.36             3.36
     Expiration of net operating loss carryforward                 195.01           401.88
     Other                                                           6.38            13.58
     Valuation allowance                                          (238.75)         (452.82)
                                                                --------------   --------------
     Effective income tax rates                                      0.00%            0.00%
                                                                ==============   ==============

     The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2004 and 2003:

                                                                December 31,
                                                       -------------------------------
                                                            2004             2003
                                                       --------------   --------------
     Excess of tax over book accounting depreciation   $    (260,578)   $    (258,206)
     Excess of tax over book accounting depletion           (782,248)        (835,655)
     Reserve for bad debt                                      2,475            2,356
     NOL carryforwards                                     3,015,082        3,160,863

     The deferred taxes are reflected in the balance sheet as follows:

                                                                 December 31,
                                                                     2004
                                                                --------------
     Short term asset                                           $         855
     Long term (liability)                                      $        (855)

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

     The Company paid an officer/shareholder of the Company $60,000 and $60,000 as salary during the years ended December 31, 2004 and 2003, respectively.

     The Company paid an officer/shareholder of the Company $40,000 and $40,000 as director's fees during the years ended December 31, 2004 and 2003, respectively.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 8 - CONCENTRATIONS OF CREDIT RISKS

     As of December 31, 2004, the Company had cash balances in excess of federally insured amounts of approximately $304,039.

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

NOTE 10 - CONTRACTS AND AGREEMENTS

     Independent Contract Pumper - The Company contracts out regular maintenance on the wells to an independent contract pumper. The Company has a contract with S & S Pumping Service to service its wells at $225 to $250 per month. The Contract will expire in July 2005.

                                     UNIOIL

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - INCOME (LOSS) PER SHARE

     The following data show the amounts used in computing income (loss) per share:

                                                                For the Year Ended December 31,
                                                                -------------------------------
                                                                     2004             2003
                                                                --------------   --------------
     Income (loss) from continuing operations available to
       common stockholders (numerator)                          $      39,634    $     105,686
     Extraordinary item (numerator)                                   (45,364)         (45,496)
                                                                --------------   --------------
     Income (loss) available to common stockholders (numerator) $      (5,730)   $      60,190
                                                                --------------   --------------
     Weighted average number of common shares outstanding
        used in income (loss) per share for the period
        (denominator)                                              99,941,657       99,941,657
                                                                --------------   --------------

     Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at December 31, 2004 or 2003.

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

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                         Changes in Net Proved Reserves


                                               2004                 2003
                                        ------------------   ------------------
                                          Oil         Gas      Oil         Gas
                                        (MBBLS)     (MMCF)   (MBBLS)     (MMCF)
                                        -------     ------   -------     ------
Estimated quantity at beginning of
  Period                                    675      8,286       592      7,707
Revisions of previous estimates            (115)    (2,039)       97        679
Discoveries and extensions                    -          -         -          -
Purchase of reserves in place                 -          -         -          -
Production                                  (14)      (123)      (14)      (100)
Sale/disposal of reserves in place            -          -         -          -
                                        -------     ------   -------     ------


Estimated quantity at end of period         546      6,124       675      8,286
                                        -------     ------   -------     ------


Proved developed reserves:
  Beginning of period                       179      1,622       180      2,038
  End of period                             156      1,390       179      1,622
                                        -------     ------   -------     ------


Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year               -          -         -          -
                                        -------     ------   -------     ------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                December 31,
                                                       -------------------------------
                                                            2004             2003
                                                       --------------   --------------
                                                          [In Thousands of Dollars]
Acquisition of properties:
     Undevelopment leases                              $           -    $           -
     Proved producing leases                                       -                -
Exploration costs                                                  -                -
Development costs                                                  -                -
                                                       --------------   --------------
Total Additions to Oil and Gas Properties              $           -    $           -
                                                       --------------   --------------
Company's share of equity method investees' costs of
  property acquisition, exploration and development
  costs                                                $           -    $           -
                                                       --------------   --------------

         Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
     Proved properties                                 $      10,781    $      10,781
     Unproved properties                                         171              171
                                                       --------------   --------------
     Total Capitalized Costs                                  10,952           10,952
Less accumulated depreciation and depletion                   (8,080)          (7,913)
                                                       --------------   --------------
     Net Capitalized Costs                             $       2,872    $       3,039
                                                       --------------   --------------
Company's share of equity method investees' net
capitalized costs                                      $           -    $           -
                                                       --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]

                 Results of Operations for Producing Activities

                                                                 December 31,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
                                                           [In Thousands of Dollars]

Oil and gas sales                                       $       1,023    $         752
Production costs                                                 (582)            (278)
Exploration costs                                                   -                -
Depreciation and depletion                                       (167)            (162)
                                                        --------------   --------------
Income (loss) from operations                                     274              312
Income tax benefit (expense)                                      (93)            (106)
                                                        --------------   --------------
  Results of Operations from Producing Activities
   [Excluding Corporate Overhead and Interest Costs]              181              206
                                                        --------------   --------------
Company's share of equity method investees' results of
operations for producing activities                                 -                -
                                                        --------------   --------------


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

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                               December 31,
                                                      -------------------------------
                                                           2004             2003
                                                      --------------   --------------
                                                         [In Thousands of Dollars]

Future reserves                                       $      58,929    $      56,925
Future production and development costs                     (32,339)         (34,107)
Future income tax expenses                                   (9,011)          (7,707)
                                                      --------------   --------------

Future net cash flows                                        17,579           15,111
Discount to present value at 10 percent                     (10,980)          (9,371)
                                                      --------------   --------------

Standardized measure of discounted future net cash
flows                                                 $       6,599    $       5,740
                                                      --------------   --------------

Company's share of equity method investees'
standardized measure of discounted future net cash
flows                                                 $           -    $           -
                                                      --------------   --------------

                                     UNIOIL

                            SUPPLEMENTAL INFORMATION

                                   [Unaudited]

                  OIL AND GAS PRODUCING ACTIVITIES [Continued]


The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                                      December 31,
                                                             -------------------------------
                                                                  2004               2003
                                                             --------------   --------------
                                                                [In Thousands of Dollars]

Balance at beginning of period                               $       5,740    $       3,467
Sales of oil and gas net of production costs                          (441)            (474)
Revisions to reserves proved in prior years:
     Changes in prices and costs                                    (1,671)           5,691
     Changes in quantity estimates and timing of
       production                                                    4,275              227
Additions to proved reserves:
     Acquisition of reserves in place                                    -                -
     Current year discoveries, extensions and improved
       recoveries                                                        -                -
     Estimated future development and production costs
       related to current year acquisitions, discoveries,
       extensions and improved recoveries                                -                -
Net change in income taxes                                          (1,304)          (3,171)
Sales of reserves in place                                               -                -
Accretion of discount                                                    -                -
Other - change in ten percent discount                                   -                -
                                                             --------------   --------------
Balance at End of Period                                     $       6,599    $       5,740
                                                             --------------   --------------