Form 10QSB
period 2005-03-31
UNIOIL
filed 2005-06-29
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to _____

Commission File No. 0‑10089

Unioil
(Exact name of small business issuer as specified in its charter)

                Nevada                                                                                                             93-0782780
(State or other jurisdiction of                                                                                          (IRS Employer
incorporation or organization)                                                                                    Identification No.)

3817 Carson Avenue, P.O. Box 200310, Evans, Colorado  80620
(Address of principal executive offices)

(970) 330‑6300
(Issuer's telephone number)

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

As of May 31, 2005, 99,941,657 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

    See attached Financial Statements and Schedules.

Item 2.  Management's Discussion and Analysis or Plan of Operation

    Liquidity and Capital Resources

    In the quarter ended March 31, 2005, the Company had three primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $570,251 at March 31, 2005.  This compares to $420,321 at December 31, 2004.  Of the Company’s cash positions both at March 31, 2005, and at December 31, 2004, $57,377 was held as a reserve for tax liabilities.

    The Company’s second primary source of liquidity was cash flow from ongoing operations. In the quarter ended March 31, 2005, the Company’s monthly cash flow averaged $51,938.  This compares to an average monthly cash flow of $4,101 in the quarter ended December 31, 2004.  The increase in cash flow for the quarter ended March 31, 2005, as compared to the final quarter of 2004 was attributable primarily to increases in the prices of oil and natural gas that began toward the end of the final quarter of 2004, and to decreases in the costs of repairs and maintenance at existing well locations.  See “Results of Operations,” below.

    The Company’s third primary source of liquidity was a loan agreement that the Company entered into in 2003 with Ford Credit Corporation.  Pursuant to that agreement, the Company borrowed $48,905 in January of 2003.  The loan is secured by a Company-owned vehicle, bears interest at the rate of 1.9% per annum, and matures in January 2008.  At March 31, 2005, the Company’s indebtedness for principal and accrued interest under the loan was $28,293.  This compares to $30,748 at December 31, 2004.

    The Company’s net working capital was $248,275 at March 31, 2005.  This compares to $94,189 at December 31, 2004.  The change between the first quarter of 2005 and the final quarter of 2004 is attributable primarily to increases in the prices of oil and natural gas.

    At March 31, 2005, the Company’s assets exceeded its liabilities by $3,081,246.  This compares to net assets of $2,978,827 at December 31, 2004.  This 3.4% increase in net assets was attributable primarily to retained earnings from operations in the first quarter of 2005.

    Management considers the Company’s liquidity and capital resources adequate to meet the Company’s current and foreseeable general and administrative expenses, and other internal needs.  Management believes such liquidity and resources to be sufficient, moreover, to support the Company’s limited ongoing business operations, such as continued production from the Company’s existing wells.

    The Company’s liquidity, however, is highly dependent upon market prices for oil and gas.  Those prices have a history of rapid and dramatic fluctuation.  Management’s assessments of the Company’s liquidity, therefore, must be qualified in recognition of instability in the market prices for the Company’s products.  A change in those prices can be expected to have a material effect upon the Company’s liquidity.

    Except as described above, the Company’s liquidity and capital resources are inadequate for the Company’s future business, and are insignificant in comparison to other participants in the industry.  Such resources are not sufficient to finance any growth in the Company’s business operations.  As a result, the Company is, and expects to remain, dependent upon possible industry partners or outside sources of capital.  Management is unable to predict the availability of such partners or such capital, or the terms, if any, that might govern the Company’s participation with such partners or the Company’s access to such capital.

    Results of Operations

    The Company holds a 27.5% after-payout working interest in 43 wells drilled under the Company’s 1996 drilling agreement with Prima Oil & Gas Company (the “Unioil/Prima Agreement”).  See Exhibits 10.1, 10.2, 10.3 and 10.4.  At March 31, 2005, 22 of the 43 wells had reached payout.  This compares to 13 of the 43 wells having reached payout at March 31, 2004.

    The Company’s revenues from previously drilled wells were $400,999 in the quarter ended March 31, 2005.  This compares to $174,580 in the first quarter of 2004. The increase in revenues for the quarter ended March 31, 2005, as compared to the first quarter of 2004 was attributable primarily to the increased number of wells having reached payout in the Unioil/Prima Agreement and to increases in the prices of oil and natural gas.

    Costs of production were $84,836 in the quarter ended March 31, 2005.  This compares to $51,962 in first quarter of 2004.  The increase in such costs for the quarter ended March 31, 2005, as compared to the first quarter of 2004 was attributable primarily to costs of repairs and maintenance at existing well locations.

    The Company’s general and administrative expenses were $158,900 in the quarter ended March 31, 2005.  This compares to $62,366 in first quarter of 2004. The increase in these expenses for the quarter ended March 31, 2005, as compared to the first quarter of 2004 was attributable primarily to increases in legal fees and other professional expenses, consulting fees and travel expense.

    Depreciation, depletion and amortization expense was $57,566 in the quarter ended March 31, 2005.  This compares to $42,977 in the first quarter of 2004.  The increase is primarily a result of an increase in number of wells that had reached payout under the Unioil/Prima Agreement.

    Interest and other expense was $112 in the quarter ended March 31, 2005.  This compares to $1,001 in first quarter of 2004. The decrease in these expenses for the quarter ended March 31, 2005, as compared to the first quarter of 2004 was attributable primarily to a reduction in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation.  See “Liquidity and Capital Resources,” above.

    The Company had net income of $102,419 in the quarter ended March 31, 2005.  This compares to net income of $8,495 in the first quarter of 2004. The increase in net income for the quarter ended March 31, 2005, as compared to the first quarter of 2004 was attributable primarily to the increase in revenue for the reasons described above.

Item 3.  Controls and Procedures

    The person who performs the functions of the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Special Note Regarding Forward-Looking Statements

    Some of the statements under Item 2.  Management’s Discussion and Analysis or Plan of Operation and elsewhere in this Report, and in the Company’s other periodic filings with the Commission, constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

    In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other, similar terminology.

    The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties.  Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its operations or growth, that there will be no material, adverse competitive or technological change affecting the Company’s business, that the Company’s executive officers and other significant employees will remain employed as such by the Company, and that there will be no material, adverse change in the Company’s operations or business, or in governmental regulation affecting the Company.  The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.

    Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance, or achievements.  Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    During the period covered by this report, the Company was not a party to any pending legal proceeding, and none of the property of the Company was the subject of any such proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    For the period covered by this Report, no information is required to be furnished pursuant to this Item 2.

Item 3.  Defaults Upon Senior Securities

    For the period covered by this Report, no information is required to be furnished pursuant to this Item 3.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered by this report.  The last meeting of stockholders of the Company was held on December 15, 1999.

Item 5.  Other Information

    For the period covered by this Report, no information is required to be furnished pursuant to this Item 5.

Item 6.  Exhibits and Reports of Form 8-K

    Exhibits

    Except as listed below, exhibits to this report consist of documents previously filed, which documents are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

Exhibit No.	Description	Location
10.1	Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil & Gas Company and the Company	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 0-10089)
10.2	Extension, dated March 24, 1999, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 0-10089)
10.3	Extension, dated February 21, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (Commission File No. 0-10089)
10.4	Extension, dated December 13, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (Commission File No. 0-10089)
31	Certification of Mr. Ayers Pursuant to Rules 13a-14 or 15d-14
32	Certification of Mr. Ayers Pursuant to Section 1350

Reports on Form 8-K

During the period covered by this report, the Company did not file any Reports on Form 8-K.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                     UNIOIL

Date:      June 28, 2005                                                                  /s/ Charles E. Ayers, Jr.
                                                                                                    Charles E. Ayers, Jr., Chairman
                                                                                                     (on behalf of the registrant, and as principal executive
                                                                                                     officer, principal financial officer, and principal
                                                                                                     accounting officer of the registrant)

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

UNIOIL

CONTENTS

                                                                                                                                                                 PAGE

—        Unaudited Condensed Balance Sheets,
                  March 31, 2005 and December 31, 2004                                                                2

—        Unaudited Condensed Statements of Operations
                  For the three months ended March 31, 2005 and 2004                                            3

—        Unaudited Condensed Statements of Cash Flows
                  For the three months ended March 31, 2005 and 2004                                            4

—        Notes to Unaudited Condensed Financial Statements                                                5 - 6

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                                                                                          March 31,             December 31,
                                                                                                                 2005                          2004
                                                                                                     ___________            ____________

CURRENT ASSETS:
      Cash                                                                                      $        570,251            $       420,321
      Joint interest and trade accounts receivable, net of
          allowance for doubtful accounts of
          $6,493 and $6,624, respectively                                                    89,909                       85,502
      Prepaid assets                                                                                      3,980                         7,838
      Current deferred tax asset                                                                       855                            855
                                                                                                       __________            ____________
                    Total Current Assets                                                           664,995                    514,516

PROPERTY AND EQUIPMENT, net                                                  35,082                      34,532
INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                             2,817,211                 2,871,899
                                                                                                       __________            ____________

TOTAL ASSETS                                                                        $    3,517,288           $    3,420,947

                                                    __________     ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable – current portion                                                  $         9,826            $          9,810
      Joint interest and trade accounts payable                                           110,121                      94,423
      Accrued payroll taxes                                                                           8,381                      52,467
      Accrued taxes                                                                                  288,392                    263,627
                                                                                                         _________                __________
                    Total Current Liabilities                                                       416,720                   420,327

CONTINGENCIES                                                                                        -                              -

NOTE PAYABLE, less current portion                                                   18,467                     20,938

DEFERRED TAX LIABILITY                                                                855                           855
                                                                                                        _________                __________
                    Total Liabilities                                                                   436,042                   442,120
                                                                                                        _________                __________
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares
        authorized, 99,941,657 shares issued and outstanding                      999,417                   999,417
      Capital in excess of par value                                                        18,914,190              18,914,190
      Retained deficit                                                                           (16,832,361)            (16,934,780)
                                                                                                       __________                __________
                    Total Stockholders' Equity                                               3,081,246                 2,978,827
                                                                                                       __________                __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     3,517,288            $   3,420,947

                                                    __________     ____________

Note: The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                         For The Three months ended
                                                                                                                       March 31,
                                                                                                         ________________________

                                                                                                               2005                2004
                                                                                                        ___________     ___________

REVENUE:
      Oil and gas sales                                                                          $     394,543      $       167,791
      Income from serving as operator                                                             6,456                   6,789
                                                                                                        ___________     ___________
                     Total Revenue                                                                      400,999              174,580
                                                                                                        ___________     ___________
EXPENSES:
      Production costs and related taxes                                                        84,836                 51,962
      General and administrative                                                                  158,900                 62,366
      Depreciation, depletion and amortization                                               57,566                 42,977
                                                                                                        ___________     ___________
                     Total Expenses                                                                    301,302               157,305
                                                                                                        ___________     ___________

INCOME BEFORE OTHER INCOME (EXPENSE)                          99,697                 17,275
                                                                                                        ___________     ___________
OTHER INCOME (EXPENSE):
      Interest and other income                                                                       2,834                   3,562
      Interest and other expense                                                                       (112)                 (1,001)

                                                                                                        ___________     ___________
                     Total Other Income (Expense)                                                 2,722                   2,561
                                                                                                        ___________     ___________
INCOME BEFORE INCOME TAXES                                               102,419                 19,836

CURRENT TAX EXPENSE                                                                             -                          -

DEFERRED TAX EXPENSE                                                                           -                         -
                                                                                                        ___________     ___________

INCOME BEFORE EXTRAORDINARY ITEM                               102,419                19,836

EXTRAORDINARY ITEM, net of tax effect of $0                                           -               (11,341)

                                                    ___________   ___________

NET INCOME                                                                              $       102,419      $          8,495

                                                    ___________   ___________

INCOME PER COMMON SHARE:
      Continuing operations                                                                 $               .00      $              .00
      Extraordinary item                                                                                          -                     (.00)
                                                                                                        ___________     ___________
      Net Income Per Common Share                                                 $               .00     $              .00

                                                    ___________   ___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Net Increase (Decrease) in Cash

                                                                                                               For The Three Months Ended
                                                                                                                             March 31,
                                                                                                               ________________________
                                                                                                                     2005                 2004
                                                                                                              ___________     ___________

Cash Flows From Operating Activities:
      Net income                                                                                         $     102,419      $        8,495
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation, depletion and amortization                                                 57,566              42,977
            Bad debt expense                                                                                    1,313                4,507
            Changes in assets and liabilities:
               (Increase) decrease in joint interest and trade accounts receivable         (5,720)             10,702
               (Increase) decrease in prepaid assets                                                     3,858                3,071
               Increase (decrease) in joint interest and trade accounts payable            15,698               (7,205)
               Increase (decrease) in accrued payroll taxes                                       (44,086)               4,318
               Increase in accrued taxes                                                                    24,765              22,564
                                                                                                              ___________     ___________
                  Net Cash Provided by Operating Activities                                    155,813              89,429
                                                                                                              ___________     ___________

Cash Flows From Investing Activities:
      Purchase of property and equipment                                                            (3,428)              (1,762)
                                                                                                              ___________     ___________
                  Net Cash (Used) by Investing Activities                                           (3,428)              (1,762)
                                                                                                              ___________     ___________

Cash Flows From Financing Activities:
      Payments to note payable                                                                           (2,455)               (2,395)
                                                                                                              ___________     ___________
                  Net Cash (Used) by Financing Activities                                          (2,455)              (2,395)
                                                                                                              ___________     ___________

Net Increase in Cash                                                                                   149,930               85,272

Cash at Beginning of Period                                                                         420,321             210,814
                                                                                                              ___________     ___________

Cash at End of Period                                                                            $     570,251      $     296,086

                                                       ___________   ___________

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period:
            Interest                                                                                        $            142      $           188
            Income taxes                                                                               $               -        $               -

Supplemental Schedule of Non-cash Investing and Financing Activities:
      For the three months ended March 31, 2005:
            None

      For the three months ended March 31, 2004:
            None

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ‑ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 ‑ PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                                                                               March 31,         December 31,
                                                                                                    2005                          2004
                                                                                               ___________      ___________
            Shop tools and equipment                                            $      20,869         $       20,869
            Furniture and fixtures                                                           30,100                  26,672
            Transportation equipment                                                    52,908                  52,908
                                                                                               ___________            ________
                                                                                                     103,877                100,449
                  Less:  accumulated depreciation                                    (68,795)               (65,917)
                                                                                               ___________            ________
                  Total                                                                     $       35,082         $      34,532

                                                ___________   ___________

Depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $2,878 and $2,485, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $54,688 and $40,492 for the three months ended March 31, 2005 and 2004, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $26,898 at March 31, 2005.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

                                  March 31,                                     Principal Due
                             ___________                                   ___________
                                      2006                                        $           9,826
                                      2007                                                   10,004
                                      2008                                                     8,463
                                      2009                                                            -
                                      2010                                                            -
                                                                                      ___________
                                                                                      $         28,293
                                                                                      ___________

NOTE 5 ‑ RELATED PARTY TRANSACTIONS

The Company paid a shareholder of the Company $-0- and $15,000 as salary during the three months ended March 31, 2005 and 2004, respectively.

The Company paid an officer/shareholder of the Company $20,000 and $10,000 as director’s fees during the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 - CONCENTRATIONS OF CREDIT RISKS

As of March 31, 2005, the Company had cash balances in excess of federally insured amounts of approximately $492,585.

NOTE 7 - INCOME PER SHARE

The following data show the amounts used in computing income per share:

                                                                                                   For the Three Months Ended March 31,
                                                                                                  _______________________________
                                                                                                             2005                       2004
                                                                                                  ______________      ______________
      Income from continuing operations available to common
        stockholders (numerator)                                                       $         102,419        $         19,836
      Extraordinary item (numerator)                                                                       -                   (11,341)
                                                                                                  ______________      ______________
      Income available to common stockholders (numerator)             $         102,419        $           8,495
                                                                                                  ______________      ______________
      Weighted average number of common shares outstanding
         used in income per share for the period (denominator)                 99,941,657              99,941,657
                                                                                                  ______________      ______________

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at March 31, 2005 or 2004.