Form 10QSB
period 2005-06-30
UNIOIL
filed 2005-08-15
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from            to _____

Commission File No. 0-10089

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

(970) 330-6300
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

As of July 31, 2005, 99,941,657 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

See attached Financial Statements and Schedules.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

          In the six months ended June 30, 2005, the Company had three primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $670,964 at June 30, 2005.  This compares to $420,321 and $311,034 at December 31 and June 30, 2004, respectively.  Of the Company’s cash positions at each of the dates stated in this paragraph, $57,377 was held as a reserve for tax liabilities.  The substantial increase in the Company’s cash position between the earlier dates and June 30, 2005, is attributable primarily to retained earnings from operations.  See “Results of Operations,” below.

          The Company’s second primary source of liquidity was cash flow from operations. In the six months ended June 30, 2005, the Company’s monthly cash flow averaged $43,160.  This figure compares to average monthly cash flows of $18,750 and $18,487 for fiscal 2004 and for the six months ended June 30, 2004, respectively.  The increase in cash flow for the six months ended June 30, 2005, as compared to 2004, is attributable primarily to increases in the prices of oil and natural gas that began toward the end of the final quarter of 2004, and to decreases in the costs of repairs and maintenance at existing well locations.  See “Results of Operations,” below.

          The Company’s third primary source of liquidity was a loan agreement that the Company entered into in 2003 with Ford Credit Corporation.  Pursuant to that agreement, the Company borrowed $48,905 in January of 2003.  The loan is secured by a Company-owned vehicle, bears interest at the rate of 1.9% per annum, and matures in January 2008.  At June 30, 2005, the Company’s indebtedness for principal and accrued interest under the loan was $25,856. This compares to $30,748 and $35,534 at December 31 and June 30, 2004, respectively.

          The Company’s net working capital was $330,651 at June 30, 2005. This compares to net working capital of $94,189 at December 31, 2004, and to the Company’s net working capital deficit of $(33,226) at June 30, 2004.  The changes between June 30, 2005, and the earlier dates stated in this paragraph are attributable to increases in, and retention of, earnings.  Such improvements resulted primarily from increases in the prices of oil and natural gas.

          At June 30, 2005, the Company’s assets exceeded its liabilities by $3,117,122.  This figure compares to $2,978,827 and $2,938,713 at December 31 and June 30, 2004, respectively.  The increases in net assets between the earlier dates stated in this paragraph and June 30, 2005, are attributable primarily to retained earnings from operations in 2005.

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

Results of Operations

          The Company holds a 27.5% after-payout working interest in 43 wells drilled under the Company’s 1996 drilling agreement with Prima Oil & Gas Company (the “Unioil/Prima Agreement”).  See Exhibits 10.1, 10.2, 10.3 and 10.4.  At December 31, 2004, 22 of the 43 wells had reached payout. This compares to 13 of the 43 wells having reached payout at June 30, 2004.  Between the end of fiscal 2004 and June 30, 2005, however, no additional wells had reached payout.

          The Company’s revenues from previously drilled wells were $372,459 and $773,458 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to $210,484 and $385,064 for the corresponding periods of the previous fiscal year.  The increases in revenues for the quarter and the six months ended June 30, 2005, as compared to 2004, are attributable primarily to the increase in the number of wells that had reached payout under the Unioil/Prima Agreement and to increases in the prices of oil and natural gas.

          Costs of production were $93,307 and $178,143 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to $147,689 and $199,651 for the corresponding periods of the previous fiscal year.  The decreases in such costs for the quarter and the six months ended June 30, 2005, as compared to 2004, are attributable primarily to a reduction in expenditures for repairs and maintenance at existing well locations.

          The Company’s general and administrative expenses were $197,613 and $356,513 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to $60,622 and $122,988 for the corresponding periods of the previous fiscal year.  The increases in these expenses for the quarter and the six months ended June 30, 2005, as compared to 2004, are attributable primarily to increases in legal fees and other professional expenses, and consulting fees.

          Depreciation, depletion and amortization expenses were $48,982 and $106,548 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to $42,801 and $85,778 for the corresponding periods of the previous fiscal year.  The increases are primarily a result of increases in the number of wells that had reached payout under the Unioil/Prima Agreement.

          Interest and other expenses were $129 and $241 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to $965 and $1,966 for the corresponding periods of the previous fiscal year. The decreases in these expenses for the quarter and the six months ended June 30, 2005, as compared to 2004, are attributable primarily to reductions in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation.  See “Liquidity and Capital Resources,” above.

          The Company had net incomes of $35,876 and $138,295 in the quarter and the six months ended June 30, 2005, respectively.  These figures compare to net losses of $(54,340) and $(45,845) in the corresponding periods of the previous fiscal year.  The increases in net incomes for the quarter and the six months ended June 30, 2005, as compared to 2004, are attributable primarily to increases in revenues for the reasons described above.

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

Exhibit No.	Description	Location
10.1	Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil & Gas Company and the Company.	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 0-10089)
10.2	Extension, dated March 24, 1999, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 0-10089).
10.3	Extension, dated February 21, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (Commission File No. 0-10089).
10.4	Extension, dated December 13, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (Commission File No. 0-10089).
31	Certification of Mr. Ayers Pursuant to Rules 13a-14 or 15d-14
32	Certification of Mr. Ayers Pursuant to Section 1350

Reports on Form 8-K

          During the period covered by this report, the Company did not file any Reports on Form 8-K.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                            UNIOIL

Date:           August 12, 2005                                                  /s/ Charles E. Ayers, Jr.
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

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

UNIOIL

CONTENTS

                                                                                                                                           PAGE

—        Unaudited Condensed Balance Sheets,
                 June 30, 2005 and December 31, 2004                                                        2

—        Unaudited Condensed Statements of Operations,
                 For the three and six months ended
                June 30, 2005 and 2004                                                                               3

—        Unaudited Condensed Statements of Cash Flows,
                For the six months ended June 30, 2005 and 2004                                        4

—        Notes to Unaudited Condensed Financial Statements                                    5 - 6

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                                                                                            June 30,             December 31,
                                                                                                                 2005                          2004
                                                                                                   ___________            ____________

CURRENT ASSETS:
      Cash                                                                                      $      670,964            $        420,321
      Joint interest and trade accounts receivable, net of
          allowance for doubtful accounts of
          $6,372 and $6,624, respectively                                                   91,099                       85,502
      Prepaid assets                                                                                    4,172                         7,838
      Current deferred tax asset                                                                     855                            855
                                                                                                   ___________            ____________

                    Total Current Assets                                                        767,090                      514,516

PROPERTY AND EQUIPMENT, net                                               32,165                        34,532

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                           2,771,145                   2,871,899
                                                                                                   ___________            ____________

TOTAL ASSETS                                                                      $    3,570,400              $   3,420,947
                                                                                                  ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable – current portion                                              $           9,872            $            9,810
      Joint interest and trade accounts payable                                         129,128                        94,423
      Accrued payroll taxes                                                                         7,633                        52,467
      Accrued taxes                                                                                289,806                      263,627
                                                                                                   ___________            ____________
                    Total Current Liabilities                                                     436,439                      420,327

CONTINGENCIES                                                                                      -                                  -

NOTE PAYABLE, less current portion                                                 15,984                         20,938

DEFERRED TAX LIABILITY                                                               855                              855
                                                                                                   ___________            ____________
                    Total Liabilities                                                                 453,278                       442,120
                                                                                                   ___________            ____________
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares
        authorized, 99,941,657 shares issued and outstanding                   999,417                       999,417
      Capital in excess of par value                                                     18,914,190                  18,914,190
      Retained deficit                                                                        (16,796,485)                (16,934,780)
                                                                                                   ___________            ____________
                    Total Stockholders' Equity                                             3,117,122                    2,978,827
                                                                                                   ___________            ____________

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                    $     3,570,400            $     3,420,947
                                                                                                  ===========          ===========

Note: The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                           For The Three months ended             For The Six months ended
                                                                                            June 30,                                          June 30,
                                                                           ________________________        ______________________
                                                                                 2005                2004                        2005                2004
                                                                          ___________     ___________        __________    __________

REVENUE:
      Oil and gas sales                                           $       365,760     $       203,742       $     760,303     $    371,533
      Income from serving as operator                                6,699                 6,742               13,155            13,531
                                                                          ___________     ___________        __________    __________

                     Total Revenue                                        372,459             210,484                773,458          385,064
                                                                          ___________     ___________        __________    __________

EXPENSES:
      Production costs and related taxes                           93,307             147,689                178,143          199,651
      General and administrative                                     197,613              60,622                356,513           122,988
      Depreciation, depletion and amortization                  48,982              42,801                106,548             85,778
                                                                          ___________     ___________        __________    __________
                     Total Expenses                                       339,902            251,112                641,204           408,417
                                                                          ___________     ___________        __________    __________

INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)                                              32,557            (40,628)                132,254           (23,353)
                                                                          ___________     ___________        __________    __________
OTHER INCOME (EXPENSE):
      Interest and other income                                          3,448               (1,406)                    6,282              2,156
      Interest and other expense                                          (129)                 (965)                      (241)           (1,966)

                                                                          ___________     ___________           _________       ________
                     Total Other Income (Expense)                    3,319               (2,371)                    6,041                190
                                                                          ___________     ___________           _________       ________

INCOME (LOSS) BEFORE INCOME
TAXES                                                                       35,876             (42,999)                138,295          (23,163)

CURRENT TAX EXPENSE                                               -                        -                             -                     -

DEFERRED TAX EXPENSE                                             -                        -                             -                     -
                                                                          ___________     ___________           _________       ________

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                     35,876             (42,999)                 138,295          (23,163)

EXTRAORDINARY ITEM,
net of tax effect of $0                                                             -              (11,341)                           -           (22,682)
                                                                          ===========     =========          =========     ========

NET INCOME (LOSS)                                  $         35,876      $       (54,340)          $   138,295       $  (45,845)
                                                                          ===========     =========          =========     ========

INCOME (LOSS) PER COMMON SHARE:
      Continuing operations                                   $               .00     $             (.00)           $           .00      $         (.00)
      Extraordinary item                                                            -                     (.00)                           -                 (.00)
                                                                          ___________     ___________           _________       _________

      Net Income (Loss) Per Common Share          $             .00     $              (.00)        $            .00   $             (.00)
                                                                          ===========     =========          =========     ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Net Increase (Decrease) in Cash

                                                                                                                             For The Six Months Ended
                                                                                                                                          June 30,
                                                                                                                           ________________________
                                                                                                                                 2005                   2004
                                                                                                                          ___________     ___________

Cash Flows From Operating Activities:
      Net income (loss)                                                                                         $     138,295     $       (45,845)
      Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation, depletion and amortization                                                        106,548               85,778
            Bad debt expense                                                                                             2,663                 7,863
            Changes in assets and liabilities:
               (Increase) decrease in joint interest and trade accounts receivable                  (8,260)              11,092
               Decrease in prepaid assets                                                                             3,666                    363
               Increase in joint interest and trade accounts payable                                      34,705               44,759
               Increase (decrease) in accrued payroll taxes                                                (44,834)                8,597
               Increase (decrease) in accrued taxes                                                             26,179               (1,685)
                                                                                                                          ___________     ___________
                  Net Cash Provided by Operating Activities                                               258,962             110,922
                                                                                                                          ___________     ___________
Cash Flows From Investing Activities:
      Purchase of property and equipment                                                                       (3,427)               (5,914)
                                                                                                                          ___________     ___________
                  Net Cash (Used) by Investing Activities                                                     (3,427)               (5,914)
                                                                                                                          ___________     ___________
Cash Flows From Financing Activities:
      Payments to note payable                                                                                      (4,892)               (4,788)
                                                                                                                          ___________     ___________
                  Net Cash (Used) by Financing Activities                                                    (4,892)               (4,788)
                                                                                                                          ___________     ___________

Net Increase in Cash                                                                                              250,643              100,220

Cash at Beginning of Period                                                                                   420,321              210,814
                                                                                                                          ___________     ___________
Cash at End of Period                                                                                      $      670,964      $      311,034
                                                                                                                           =========      ==========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period:
            Interest                                                                                                   $             242      $             346
            Income taxes                                                                                          $                  -      $                 -

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2005:
      None

For the six months ended June 30, 2004:
      In June 2004, the Company traded an old copier with a net book value of $100 for a newer copier.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                                                                                       June 30,       December 31,
                                                                                                            2005                    2004
                                                                                               ___________      ___________
            Shop tools and equipment                                            $         20,869      $         20,869
            Furniture and fixtures                                                               30,099                26,672
            Transportation equipment                                                        52,908                52,908
                                                                                               ___________      ___________
                                                                                                        103,876              100,449
                  Less:  accumulated depreciation                                       (71,711)             (65,917)
                                                                                               ___________      ___________
                  Total                                                                     $         32,165      $         34,532
                                                                                               ___________      ___________

Depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $5,794 and $5,131, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $100,754 and $80,647 for the six months ended June 30, 2005 and 2004, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $24,453 at June 30, 2005.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

                                   June 30,                                       Principal Due
                             ___________                                   ___________
                                    2006                                          $           9,862
                                    2007                                                     10,051
                                    2008                                                       5,933
                                    2009                                                              -
                                    2010                                                              -
                                                                                       ___________
                                                                                       $        25,846
                                                                                       ___________

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid a shareholder of the Company $-0- and $30,000 as salary during the six months ended June 30, 2005 and 2004, respectively.

The Company paid an officer/shareholder of the Company $30,000 and $20,000 as director’s fees during the six months ended June 30, 2005 and 2004, respectively.

NOTE 6 - CONCENTRATIONS OF CREDIT RISKS

As of June 30, 2005, the Company had cash balances in excess of federally insured amounts of approximately $593,674.

NOTE 7 - INCOME (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share:

                                                                             For The Three months ended          For The Six months ended
                                                                                          June 30,                                            June 30,
                                                                           ________________________        _______________________
                                                                                 2005                  2004                      2005                2004
                                                                          ___________     ___________        ___________     __________
      Income (loss) from continuing operations
        available to common stockholders
        (numerator)                                                $        35,876     $       (42,999)       $      138,295   $    (23,163)
      Extraordinary item (numerator)                                         -              (11,341)                          -          (22,682)
                                                                          ___________     ___________        ___________     __________
      Income (loss) available to common
        stockholders (numerator)                             $       35,876     $       (54,340)       $      138,295   $     (45,845)
                                                                          ___________     ___________        ___________     __________
      Weighted average number of common
        shares outstanding used in income (loss)
        per share for the period (denominator)            99,941,657        99,941,657           99,941,657    99,941,657
                                                                          ___________     ___________        ___________     __________

Dilutive income (loss) per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at June 30, 2005 or 2004.