Form 10QSB
period 2005-09-30
UNIOIL
filed 2005-11-03
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 31, 2005, 99,941,657 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

          See attached Financial Statements and Schedules.

Item 2.  Management's Discussion and Analysis or Plan of Operation

          Liquidity and Capital Resources

          In the nine months ended September 30, 2005, the Company had two primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $819,189 at September 30, 2005.  This compares to $420,321 at December 31, 2004, the end of the Company’s most recently completed fiscal year.  Of the Company’s cash positions at each of the dates stated in this paragraph, $57,377 was held as a reserve for tax liabilities.  The substantial increase in the Company’s cash position between 2004 year end and September 30, 2005, is attributable primarily to retained earnings from operations.  See “Results of Operations,” below.

          The Company’s second primary source of liquidity was cash flow from operations. In the nine months ended September 30, 2005, the Company’s monthly cash flow averaged $82,849.  This figure compares to average monthly cash flows of $18,750 and $23,632 for fiscal 2004 and for the nine months ended September 30, 2004, respectively.  The increase in cash flow for the nine months ended September 30, 2005, as compared to 2004, is attributable primarily to increases in the prices of oil and natural gas that began toward the end of the final quarter of 2004, and to an increase in the number of wells that had reached payout under the Unioil/Prima Agreement.  See “Results of Operations,” below.

          Over the four quarters ended June 30, 2005, the Company experienced a steady increase in net working capital.  Net working capital progressed from a deficit of $(33,266) at June 30, 2004, to $94,189 at December 31, 2004.  Net working capital improved further to $330,651 at June 30, 2005. The increases in net working capital resulted primarily from increases in the prices of oil and natural gas.  See “Results of Operations,” below.

          At September 30, 2005, however, the Company’s net working capital had decreased to $121,894.  The decease at September 30, 2005, as compared to the end of the immediately preceding quarter, is attributable to the Company’s having expended $344,676 in re-completing two existing oil-and-gas wells during the last two weeks of the most recently ended quarter.  Although the Company anticipates that the re-completions will result in increased revenues from those wells, the increases will not begin to be realized until subsequent quarters.

          Management anticipates a further program of well workovers and re-completions.  Management is engaged in an active evaluation of options for a combination of financial arrangements for that program, as well as for the drilling of new wells.

          One available option would be for the Company itself to finance the workover and re-completion of some of its wells.  The financing might be provided solely by the Company’s own current working capital, or from a possible augmentation of that capital by one or more loans.

          Another option would include some or all of the self-financed aspect of the first option, but would add an arrangement for the workover and re-completion of additional wells under a possible farmout arrangement with an independent entity.  In addition, management anticipates that any arrangements with an independent entity would also feature terms for a program to drill new wells.

          The Company, however, remains in the early preliminary stages of determining the timing, the terms, and the choice of industry partner relative to the workover, re-completion, and drilling programs.

          To the extent that the Company’s future well program shall involve Company-financed workovers and re-completions, management anticipates further decreases in the Company’s net working capital position.  Management is unable, however, to predict the magnitude or timing of its future expenditures of working capital.

          At September 30, 2005, the Company’s assets exceeded its liabilities by $3,198,648.  This figure compares to $2,978,827 at December 31, 2004.  The increase in net assets between 2004 year end and September 30, 2005, is attributable primarily to retained earnings from operations in 2005.

          Management considers the Company’s liquidity and capital resources adequate to meet the Company’s current and foreseeable general and administrative expenses, and other internal needs.  Management believes such liquidity and resources to be sufficient, moreover, to support the Company’s limited ongoing business operations, such as continued production from the Company’s existing wells, and a limited program for reworking selected wells.

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

          Except as described above, the Company’s liquidity and capital resources are inadequate to support significant expansion of the Company’s business, and are insignificant in comparison to other participants in the industry.  As a result, the Company is, and expects to remain, dependent upon possible industry partners or outside sources of capital.  Management is unable to predict the availability of such partners or such capital, or the terms, if any, that might govern the Company’s participation with such partners or the Company’s access to such capital.

          Results of Operations

          The Company holds a 27.5% after-payout working interest in 43 wells drilled under the Company’s 1996 drilling agreement with Prima Oil & Gas Company (the “Unioil/Prima Agreement”).  See Exhibits 10.1, 10.2, 10.3 and 10.4.  At December 31, 2004, 22 of the 43 wells had reached payout. This compares to 19 of the 43 wells having reached payout at September 30, 2004.  Between 2004 year end and September 30, 2005, four additional wells reached payout.  As a result, a total of 26 of the 43 wells had reached payout as of the end of the first nine months of 2005.

          The Company’s revenues from previously drilled wells were $406,533 and $1,179,991 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $277,880 and $662,944 for the corresponding periods of the previous fiscal year.  The increases in revenues for the quarter and the nine months ended September 30, 2005, as compared to 2004, are attributable primarily to the increase in the number of wells that had reached payout under the Unioil/Prima Agreement and to increases in the prices of oil and natural gas.

          Costs of production were $96,805 and $274,948 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $78,681 and $278,332 for the corresponding periods of the previous fiscal year.  The increase in such costs for the quarter ended September 30, 2005, as compared to the corresponding period of 2004, are attributable primarily to an increase in expenditures for repairs and maintenance at existing well locations.

          The Company’s general and administrative expenses were $184,111 and $540,624 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $57,854 and $180,841 for the corresponding periods of the previous fiscal year.  The increases in these expenses for the quarter and the nine months ended September 30, 2005, as compared to 2004, are attributable primarily to increases in legal fees and other professional expenses, and consulting fees.

          Depreciation, depletion and amortization expenses were $48,203 and $154,751 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $45,887 and $131,665 for the corresponding periods of the previous fiscal year.  The increases are primarily a result of increases in the number of wells that had reached payout under the Unioil/Prima Agreement.

          Interest and other expenses were $110 and $351 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $931 and $2,897 for the corresponding periods of the previous fiscal year.  The decreases in these expenses for the quarter and the nine months ended September 30, 2005, as compared to 2004, are attributable primarily to reductions in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation.  See “Liquidity and Capital Resources,” above.

          The Company had net incomes of $81,526 and $219,821 in the quarter and the nine months ended September 30, 2005, respectively.  These figures compare to $84,967 and $39,123 in the corresponding periods of the previous fiscal year.  The decrease in net income for the quarter ended September 30, 2005, as compared to the corresponding period of the previous fiscal year, is attributable primarily to increases in general and administrative expenses, as described above.  Those increases in expenses, however, were somewhat offset by increases in revenues.  The increase in net income for the nine months ended September 30, 2005, as compared to 2004, is attributable primarily to increases in revenues for the reasons described above.

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

Special Note Regarding Forward-Looking Statements

          Some of the statements under Item 2.  Management’s Discussion and Analysis or Plan of Operation and elsewhere in this Report, and in the Company’s other periodic filings with the U.S. Securities and Exchange Commission, constitute forward-looking statements.  These statements involve known and unknown risks, significant uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

                                                                                         UNIOIL

Date:  November 1, 2005                                                     /s/ Charles E. Ayers, Jr.
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

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

UNIOIL

CONTENTS

                                                                                                                                    PAGE

—        Unaudited Condensed Balance Sheets,
                  September 30, 2005 and December 31, 2004                                                2

—        Unaudited Condensed Statements of Operations,
                 For the three and nine months ended
                 September 30, 2005 and 2004                                                                        3

—        Unaudited Condensed Statements of Cash Flows,
                  For the nine months ended
                  September 30, 2005 and 2004                                                                       4

—        Notes to Unaudited Condensed Financial Statements                                       5 - 6

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                                                                                   September 30,            December 31,
                                                                                                                 2005                          2004
                                                                                                   ___________             ___________

CURRENT ASSETS:
      Cash                                                                                      $        819,189           $        420,321
      Joint interest and trade accounts receivable, net of
          allowance for doubtful accounts of
          $6,796 and $6,624, respectively                                                    88,969                       85,502
      Prepaid assets                                                                                     8,634                          7,838
      Current deferred tax asset                                                                      855                             855
                                                                                                      __________               __________
                    Total Current Assets                                                         917,647                      514,516

PROPERTY AND EQUIPMENT, net                                                30,685                        34,532

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, full cost method, net of depletion                            3,060,413                   2,871,899

                                                                                                      __________                __________

TOTAL ASSETS                                                                        $   4,008,745               $  3,420,947
                                                                                                      __________                __________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note payable – current portion                                                 $        9,909                $          9,810
      Joint interest and trade accounts payable                                        469,975                           94,423
      Accrued payroll taxes                                                                               -                           52,467
      Accrued taxes                                                                               315,869                         263,627
                                                                                                      _________                  __________
                    Total Current Liabilities                                                    795,753                        420,327

CONTINGENCIES                                                                                     -                                   -

NOTE PAYABLE, less current portion                                                13,489                          20,938

DEFERRED TAX LIABILITY                                                              855                               855
                                                                                                       _________                __________

                    Total Liabilities                                                                810,097                        442,120
                                                                                                       _________                __________
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares
        authorized, 99,941,657 shares issued and outstanding                  999,417                        999,417
      Capital in excess of par value                                                    18,914,190                   18,914,190
      Retained deficit                                                                       (16,714,959)                 (16,934,780)
                                                                                                      __________               __________
                    Total Stockholders' Equity                                            3,198,648                     2,978,827
                                                                                                      __________               __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                      $  4,008,745                $  3,420,947
                                                                                                      __________               __________

Note: The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                           For The Three months ended            For The Nine months ended
                                                                                     September 30,                                   September 30,
                                                                           ________________________        ______________________

                                                                                 2005                   2004                      2005              2004
                                                                          ___________     ___________        ___________  __________

REVENUE:
      Oil and gas sales                                           $      398,284      $      271,258         $   1,158,587   $     642,791
      Income from serving as operator                               8,249                  6,622                   21,404            20,153
                                                                          ___________     ___________          __________     _________

                     Total Revenue                                        406,533             277,880               1,179,991         662,944
                                                                          ___________     ___________          __________     _________

EXPENSES:
      Production costs and related taxes                           96,805               78,681                  274,948         278,332
      General and administrative                                     184,111               57,854                  540,624         180,841
      Depreciation, depletion and amortization                  48,203               45,887                  154,751         131,665
                                                                          ___________     ___________           _________       ________

                     Total Expenses                                      329,119              182,422                  970,323         590,838
                                                                          ___________      ___________           _________       ________

INCOME BEFORE OTHER
INCOME (EXPENSE)                                              77,414                95,458                  209,668           72,106
                                                                          ___________     ___________           _________       ________

OTHER INCOME (EXPENSE):
      Interest and other income                                          4,222                  1,781                    10,504             3,937
      Interest and other expense                                          (110)                   (931)                      (351)           (2,897)
                                                                          ___________     ___________            _________       ________

                     Total Other Income (Expense)                   4,112                     850                    10,153             1,040
                                                                          ___________     ___________            _________       ________

INCOME BEFORE INCOME TAXES                   81,526                96,308                  219,821           73,146
CURRENT TAX EXPENSE                                               -                         -                              -                    -
DEFERRED TAX EXPENSE                                             -                         -                              -                    -

                                                                          ___________     ___________            _________       ________
INCOME BEFORE EXTRAORDINARY
ITEM                                                                          81,526                96,308                  219,821           73,146

EXTRAORDINARY ITEM, net of tax
effect of $0                                                                            -               (11,341)                            -          (34,023)
                                                                          ___________     ___________            _________       ________

NET INCOME                                                $        81,526       $       84,967             $   219,821       $   39,123

                                                                          ___________     ___________            _________       ________
INCOME PER COMMON SHARE:
      Continuing operations                                   $              .00      $              .00             $          .00        $       .00
      Extraordinary item                                                           -                     (.00)                           -                (.00)
                                                                          ___________     ___________            _________       ________

      Net Income Per Common Share                   $              .00     $               .00            $            .00       $       .00
                                                                          ___________     ___________            _________       ________

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Net Increase (Decrease) in Cash

                                                                                                               For The Nine Months Ended
                                                                                                                         September 30,
                                                                                                               ________________________

                                                                                                                     2005                 2004
                                                                                                              ___________     ___________

Cash Flows From Operating Activities:
      Net income                                                                                       $       219,821     $        39,123
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation, depletion and amortization                                               154,751             131,665
            Bad debt expense                                                                                  31,803                 8,725
            Changes in assets and liabilities:
               (Increase) decrease in joint interest and trade
                  accounts receivable                                                                         (35,270)               9,069
               (Increase) decrease in prepaid assets                                                      (796)                 (203)
               Increase (decrease) in joint interest and trade
                  accounts payable                                                                           375,552             (11,371)
               Increase (decrease) in accrued payroll taxes                                      (52,467)              12,853
               Increase in accrued taxes                                                                    52,242               22,830
                                                                                                              ___________     ___________

                  Net Cash Provided by Operating Activities                                    745,636             212,691
                                                                                                              ___________     ___________
Cash Flows From Investing Activities:
      Purchase of property and equipment                                                        (339,418)              (5,914)
                                                                                                              ___________     ___________

                  Net Cash (Used) by Investing Activities                                       (339,418)              (5,914)
                                                                                                              ___________     ___________
Cash Flows From Financing Activities:
      Payments to note payable                                                                            (7,350)              (7,191)
                                                                                                              ___________     ___________

                  Net Cash (Used) by Financing Activities                                          (7,350)              (7,191)
                                                                                                              ___________     ___________

Net Increase in Cash                                                                                   398,868            199,586

Cash at Beginning of Period                                                                        420,321            210,814
                                                                                                              ___________     ___________

Cash at End of Period                                                                          $      819,189      $    410,400
                                                                                                              ___________     ___________

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period:
            Interest                                                                                       $             351      $          510
            Income taxes                                                                              $                 -       $              -

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2005:
      None

For the nine months ended September 30, 2004:
      None

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                                                                             September 30,    December 31,
                                                                                                           2005                  2004
                                                                                             ___________     ___________
            Shop tools and equipment                                          $        20,869      $        20,869
            Furniture and fixtures                                                           31,587                 26,672
            Transportation equipment                                                    52,908                 52,908
                                                                                              ___________      ___________
                                                                                                     105,364               100,449
                  Less:  accumulated depreciation                                    (74,679)              (65,917)
                                                                                              ___________       ___________
                  Total                                                                    $       30,685         $      34,532
                                                                                              ___________        ___________

Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $8,762 and $7,771, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $145,990 and $123,787 for the nine months ended September 30, 2005 and 2004, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $22,007 at September 30, 2005.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

                             September 30,                                   Principal Due
                             ___________                                   ___________
                                      2006                                        $          9,909
                                      2007                                                  10,099
                                      2008                                                    3,390
                                      2009                                                            -
                                      2010                                                            -
                                                                                       ___________
                                                                                       $        23,398
                                                                                       ___________

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid a shareholder of the Company $-0- and $45,000 as salary during the nine months ended September 30, 2005 and 2004, respectively.

The Company paid an officer/shareholder of the Company $40,000 and $30,000 as director’s fees during the nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 - CONCENTRATIONS OF CREDIT RISKS

As of September 30, 2005, the Company had cash balances in excess of federally insured amounts of approximately $748,455.

NOTE 7 - INCOME PER SHARE

The following data show the amounts used in computing income per share:

                                                                     For the Three Months Ended           For the Nine Months Ended
                                                                               September 30,                               September 30,
                                                                     ______________________           _____________________

                                                                                     2005                2004                     2005               2004
                                                                                _________    ___________          _________    __________
        Income from continuing operations available
            to common stockholders (numerator)            $     81,526    $         96,308          $   219,821    $       73,146
        Extraordinary item (numerator)                                          -              (11,341)                         -            (34,023)
                                                                                _________    ___________          _________    __________

        Income available to common stockholders
            (numerator)                                                  $     81,526    $         84,967          $    219,821   $        39,123
                                                                                _________    ___________          _________    __________

        Weighted average number of common shares
            outstanding used in income per share for the
            period (denominator)                                    99,941,657        99,941,657           99,941,657      99,941,657
                                                                                _________    ___________          _________    __________

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at September 30, 2005 or 2004.

