Form 10KSB
period 2005-12-31
UNIOIL
filed 2006-05-15
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 0-10089

Unioil
(Name of small business issuer in its charter)

Nevada	93-0782780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3817 Carson Avenue, P.O. Box 200310, Evans, Colorado	80620
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (970) 330-6300

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

Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                    [X]

The issuer’s revenues for its most recent fiscal year:  $ 1,926,414

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold on March 20, 2006, was approximately $588,850. See, however, Part II, Item 5(a) – Market Information.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]  No [   ]

A total of 9,993,969 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of April 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None of the following documents is incorporated by reference into this report:  (1) any annual report to security holders; (2) any proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

FORWARD-LOOKING STATEMENTS

This Report includes statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Report, other than statements of historical facts, address matters that the issuer reasonably expects, believes or anticipates will or may occur in the future. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other, similar terminology.  All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to the issuer, or persons acting on the issuer’s behalf, are expressly qualified in their entirety by the cautionary statements included under “Risk Factors” and elsewhere in this Report. Except as required by law, the issuer undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  Forward-looking statements include, but are not limited to the following:

  the issuer’s future financial position, including working capital and anticipated cash flow;
  amounts and nature of future capital expenditures;
  access to capital and financing;
  wells to be drilled or reworked;
  oil and natural gas prices and demand;
  existing fields, wells and prospects;
  estimates of proved oil and natural gas reserves;
  reserve potential;
  development and drilling potential;
  expansion and other development trends in the oil and natural gas industry;
  the issuer’s business strategy;

  production of oil and natural gas;
  effects of federal, state and local regulation;
  insurance coverage;
  employee relations;
  investment strategy and risk; and
  expansion and growth of the issuer’s business and operations.

Although the issuer believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Disclosure of important factors that could cause actual results to differ materially from the issuer’s expectations, or cautionary statements, are included under “Risk Factors” and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements. Factors, among others that could cause actual results to differ materially from the issuer’s expectations, include:

  unexpected changes in business or economic conditions;
  significant changes in natural gas and oil prices;
  timing and amount of production;
  unanticipated down-hole mechanical problems in wells or problems related to producing reservoirs or infrastructure;
  changes in overhead costs;
  material events resulting in changes in estimates; and
  competitive factors.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties.  Such forward-looking statements are based on assumptions that the issuer will obtain or have access to adequate financing for each successive phase of its operations or growth, that there will be no material, adverse competitive or technological change affecting the issuer’s business, that the issuer’s executive officers and other significant employees will remain employed as such by the issuer, and that there will be no material, adverse change in the issuer’s operations or business, or in governmental regulation affecting the issuer.  The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the issuer’s control.

PART I

Item 1.  Description of Business

(a)      Business Development.

          Unioil (the “Company” or the “Issuer”) was incorporated under the laws of the State of Nevada on January 16, 1981.  The Company was organized to engage in the acquisition of undeveloped oil and gas leases for purposes of resale, farmout or trading, and to participate with others in the development of drilling prospects.  The Company made and completed an initial public offering of its common stock in 1981.  The offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in Washington, D.C.

          On August 17, 1984, the Company filed a Voluntary Petition for Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”).  The Company continued in the reorganization process until March 23, 1989, when the Bankruptcy Court issued a Final Decree discharging the Company.  Even though the Company’s Plan of Reorganization had been approved and confirmed by the Bankruptcy Court in 1985, the Company was not discharged from bankruptcy until 1989 because the Bankruptcy Court needed to retain jurisdiction over certain legal proceedings involving the Company pending reorganization.

          The Plan of Reorganization approved by the Bankruptcy Court had been funded by a secured loan (the “Reorganization Loan”) from Joseph Associates, Inc. (“JAI”).  All of the Company’s assets, including its cash and accounts receivable, were pledged to JAI as security for the Reorganization Loan.  Because of the Company’s failure to repay the Reorganization Loan on schedule, JAI, as the secured party, became the recipient of all production payments attributable to the Company’s interests in oil and gas properties (the “Company Production Payments”).  JAI subsequently assigned its interest in the Reorganization Loan to Joseph Associates of Greeley, Inc. (“JAGI”).  As a result, JAGI succeeded JAI as the recipient of the Company Production Payments.

          In 1999, the Company consummated a debt-for-equity exchange with JAGI.  In the exchange, the Company issued a number of shares of common stock that, immediately following issuance, constituted 90.6% of the then outstanding common stock of the Company and 90.5% of the then total authorized capital of the Company to JAGI, and JAGI canceled the Company’s indebtedness to JAGI under the Reorganization Loan.  The exchange transaction restored to the Company the right to receive the Company Production Payments.

          On November 30, 2005, a Special Meeting of Stockholders of the Company was held as scheduled in Denver, Colorado. The stockholders voted to approve a proposal made by the Company’s Board of Directors to implement a one-for-ten reverse stock split of the Company's outstanding common stock. The Company effectuated the reverse stock split on December 29, 2005. No fractional shares were issued or will be issued in the reverse stock split. Instead, payment of cash was made or will be made in lieu of fractional shares.

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

          Soon after filing for bankruptcy protection in August 1984, all acquisition and drilling activity of the Company ceased.  The Company participated in the drilling of only one well in 1985, and did not participate in the drilling of additional wells until 1997.  During the pendency of the bankruptcy and after its discharge until 1997, the Company’s business activity was limited to continued operation of existing wells drilled on properties it acquired.  In some instances, the Company performed work-over operations on existing wells to increase production.

          In 1996, the Company entered into agreements to resume drilling activity in 1997 with respect to the leasehold interests of the Company and to provide financing for such drilling.  One of those agreements (the “Prima Agreement”) was entered into by and among the Company, JAGI and Prima Oil and Gas Company (“Prima”).  See Exhibit 10.1.  Drilling of new wells pursuant to the Prima Agreement continued through 2002. See Exhibits 10.1, 10.2, 10.3 and 10.4.  By the end of 2002, however, all of the drilling of new wells under the Company’s drilling agreements had ceased, as the agreements had expired by their own terms.  Nevertheless, reworking (recompletions or refracturings) of existing wells under the Prima Agreement continued with the Company participating in the cost and increased revenue of such activity to the present time in proportion to its working interest in the relevant wells. Prima was acquired by Petro-Canada Resources (USA), Inc. (“Petro-Canada”) effective November 30, 2004. For consistency, however, the Company’s original agreement with Prima, having predated Prima’s acquisition to Petro-Canada, shall continue to be referred to as the Prima Agreement.

(b)      Business of Issuer.

          The Company continues to engage in various aspects of the oil and gas business, primarily as the operator of 42 wells as of December 31, 2005. The Company’s business also includes recompletions or refracturing of existing wells where geological information and technical data for those wells indicate a reasonably high probability that such expenditures are economically justified.

          During 2005, some of the reworking of existing wells was initiated by Petro-Canada with Unioil participating in the costs of such activity in proportion to its working interest under the terms of the Prima Agreement. In other instances, where Unioil is the operator of the wells in question, all of the costs were financed by internally generated cash flow.  During 2005, the Company utilized its improved cash flow to complete a previously uncompleted zone in an existing well and to perform a refracture in a second well. In addition, the Company participated in the drilling and completion of another well with Petro-Canada, although that well was not subject to the original Prima Agreement. The Company also participated in the refracture of an additional well operated by Petro-Canada which is subject to the Prima Agreement. All of the costs of this activity were financed by internally generated cash flow. For more details on this drilling activity in 2005, see Item 2. Description of Property – Drilling Activity.

          With the continued increase in the prices of crude oil and natural gas during 2005 and since December 31, 2005, the Company entered into negotiations with a regional energy bank to establish a line-of-credit that will be used to supplement internal cash flow to permit the continued planned development of the Company’s assets. Specifically, the Company currently plans to refracture five wells in 2006 and to refracture 10 wells in 2007. As of the date of filing of this Report, the Company has already completed two of the five refractures planned for 2006.

          The Company currently has only one full-time salaried employee, Jamie Hood who is also an officer (Secretary/Treasurer) of the Company. The Chief-Executive Officer and Chief Financial Officer of the Company, Charles E. Ayers, Jr., does not receive a salary and is not considered a full-time “employee” of the Company as that term is commonly used in applicable regulations. The Company utilizes technical and professional consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers and financial advisors on an as-needed basis. The maintenance and repair of wells for which the Company serves as operator are performed by a pumper who is an independent contractor retained by the Company on a continuing basis.

          Risk Factors

          Industry Risks.

          As an operator of and interest holder in a number of producing oil and gas wells, the Company’s products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom.  The Company is a relatively small producer and its position in the industry is insignificant.  The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers.  Such companies have substantially greater resources and expertise and significant competitive advantages over the Company.  The Company’s ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors.  The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time.  Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells.  If no such facilities exist, a well may be shut in even though capable of production.  As of December 31, 2005, none of the gas-producing wells in which the Company had an interest was shut in.  As of that date, moreover, the Company had gas and oil contracts in place for all the production from the wells in which the Company had an interest.

          Management Risks.

          Management of the Company consists of Charles E. Ayers, Jr., the Chief Executive Officer and Chief Financial Officer, and Jamie Hood, who serves as Secretary/Treasurer as well as manager of the day-to-day operations of the company. Ms. Hood is the only full-time employee of the Company and, therefore, the only person who is able to devote all of her time to the affairs of the Company. Consequently, management of the Company has historically relied upon, and will continue to rely upon for the foreseeable future, the employment of outside consultants and independent contractors such as attorneys, accountants, geologists, petroleum engineers, financial advisors, pumpers and others to assist management in conducting the business affairs of the Company. The Chief Executive Officer and directors of the Company have other business interests in which they devote their primary attention or a substantial portion of their time and they are expected to continue to do so for the foreseeable future. As a result, there are at least potential conflicts of interest which may arise because of such other commitments. Any such conflicts, however, have been and are expected to be resolved through the exercise of sound business judgment by such individuals consistent with their fiduciary duties to the Company.

          As a direct result of the Company’s lack of adequate staffing, there are, and are expected to continue to be, material weaknesses in the Company’s disclosure controls and procedures.  See Item 8A – Controls and Procedures.

          Securities Market and Stock Ownership Risks.

          There is no predictable method by which investors in the securities of the Company shall be able to realize any gain or return on their investment in the Company, or shall be able to recover all or any substantial portion of the value of their investment. The Company has not paid dividends on its common stock, and does not anticipate paying such dividends in the foreseeable future. There is, moreover, currently no public market for the securities of the Company, and no assurance can be given that a market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. Consequently, should the investor suffer a change in circumstances arising from an event not contemplated at the time of his investment, and should the investor therefore wish to transfer the common stock owned by him, he may find he has only a limited or no ability to transfer or market the common stock. Accordingly, purchasers of the common stock need to be prepared to bear the economic risk of their investment for an indefinite period of time. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. The Company has no agreement with any securities broker or dealer that is a member of the National Association of Securities Dealers, Inc., to act as a market maker for the Company’s securities. Should the Company fail to obtain one or more market makers for the Company’s securities, the trading level and price of the Company’s securities will be materially and adversely affected. Should the Company happen to obtain only one market maker for the Company’s securities, the market maker would in effect dominate and control the market for such securities. The Company’s registered securities are covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written, agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of investors in securities of the Company to sell their securities in any market that might develop therefor.

          Of the currently issued and outstanding shares of common stock of the Company, approximately 7,802,000 shares (approximately 78% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only two individuals. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons chose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

          The majority of the Company’s authorized but unissued common stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

Item 2.  Description of Property

(a)      Property Location and Condition.

          Offices and Equipment

          The Company’s principal business offices are located at 3817 Carson Avenue, Evans, Colorado 80620.  The Company currently leases these offices on an annual basis, with monthly payments of $1,000.  The building contains about 6,300 square feet of improved space of which about 2,500 square feet is utilized by the Company for its offices.  The Company’s other property and equipment (other than oil and gas properties) consists principally of equipment used in the field in connection with oil and gas exploration and production activities.

          Reserves and Other Information

          Information regarding oil and gas reserves and the present value of estimated future net revenues is set forth as supplemental information in the financial statements attached hereto.

          Quantities of estimated net reserves of crude oil and natural gas for the Company’s properties and for its interest in those properties as of December 31, 2005, are presented in summary form below:

Proved Developed/Prod. Reserves Proved Developed/Nonprod. Reserves Proved Undeveloped Reserves Total Reserves	Crude Oil (BBLS) 142,176 4,261 101,302 247,739	Natural Gas (MCF) 1,611,817 33,830 1,777,596 3,423,243
	======	=======

          Natural gas volumes are expressed in MCF (thousands of cubic feet) measured at standard conditions of temperature and pressure applicable in the area where the reserves are located.  Crude oil and natural gas liquids, if any, are stated as standard barrels of 42 U.S. gallons per barrel.

          Proved undeveloped reserves recognized in these figures are limited to recompletion and refracturing activities now planned by the Company. Specifically, the Company intends to refracture five wells in 2006 and to refracture 10 wells in 2007.  As of the date of filing this Report, the Company has already completed two of the five refractures planned for 2006.

          The value of net proved reserves is expressed in terms of estimated future net revenue and present value of future net revenue.  Future net revenue is calculated by deducting estimated operating expenses, future development costs, and severance, ad valorem, and windfall profit taxes, if any, from the future gross revenue. Present value of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization. Present value, as expressed herein, should not be construed as fair market value since no consideration has been given to many factors which influence the prices at which petroleum products are traded, such as taxes on operating profits, allowance for return on the investment, and normal risks incident to the oil business.

          Prices for crude oil, natural gas liquids, and natural gas effective in December 2005 reflect the posted prices in the Rocky Mountain Region on December 31, 2005.  Current average operating costs are used in estimating future costs required to operate the properties.  The rise in oil and natural gas prices in 2005 increased future reserve projections.  Estimated future net revenue and net present value of the Company’s revenues from estimated production of proved reserves, are as follows:

Proved Developed/Prod. Reserves Proved Developed/Nonprod. Reserves Proved Undeveloped Reserves Total Reserves	Future Net Revenue $14,842,853 194,700 10,452,708 $25,490,261	10% Disc. Future net Revenue $ 7,998,888 149,995 6,512,482 $14,661,365
	=========	=========

          Reserves Reported to Other Agencies

          The Company has not filed or reported reserve information to any federal authority or agency other than the Securities and Exchange Commission.

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

          As mentioned under “Business Development,” above, in November 1996, the Company, JAGI and Prima entered into the Prima Agreement. Under the Prima Agreement, the Company contributed potential drillsites and Prima contributed additional potential drillsites into a drillsite pool.  See Exhibits 10.1, 10.2, 10.3 and 10.4.

          The Prima Agreement expired on December 31, 2002 as to the drilling of new wells.  At that date, seven of the sites included in the drillsite pool remained undrilled.  Under the terms of the agreement, undrilled sites covered by the agreement were to be divided equally between the parties.  As of December 31, 2005, however, the division of the undrilled sites had not yet occurred.

          Prior to 2004, the Company participated in refracturing 16 wells which had been drilled and were being operated by Prima under the terms of the Prima Agreement. During 2004, the Company participated in the refracturing of five additional wells that were drilled and were being operated by Prima or its successor-in-interest Petro-Canada under the terms of the Prima Agreement. The Company participated in all of these refracturings to the extent of its working interest in those wells. During 2005, the cost to the Company of such refracturing activity was $187,791.

          During October 2005, the Company utilized its improved cash flow to complete a previously uncompleted zone in an existing well, Beebe Draw #1, and to perform a refracture on the Latham 7-1 well.  In addition, the Company participated in the drilling and completion of the Erlich #17-35 well.  This well was drilled on the acreage dedicated to the Prima Agreement.  This well was drilled on a non-standard location, in accordance with the Greater Wattenberg Rule 318-A; therefore, it was not covered under the terms of the original agreement.  Unioil participated for its 27.5% working interest in the drilling and completion of this well.  This well was drilled and completed during the last two months of 2005; therefore, the net cashflow impact of that drilling will not be realized until 2006.  Unioil also participated in the refracture of the Ferguson #17-31 well, operated by Petro-Canada.  The total cost associated with drilling and recompletion operations conducted during 2005 was $301,815.  The Company also expended an additional $212,708 related to the refracturing treatments in 2005, which is reflected in the current year production costs and related taxes.  All of the costs were financed by internally generated cashflow.  With the continued improvement in commodity prices, Unioil began exploring opportunities available for development of its undrilled prospects.  The Company entered into negotiations with an industry partner to explore financing and/or drilling opportunities.  The result of the negotiations was an offer to develop certain Unioil properties on a joint venture basis; however, the terms of the offer were unacceptable to the Company and the agreement was not executed.  The costs associated with the proposal were $126,516, which are reflected in general and administrative expenses for the current year.  Subsequent to year-end the Company has entered into negotiations with a regional energy bank to establish a line-of-credit that is intended to be used to supplement internal cash flows to permit the planned development of Company assets.

          Productive Wells and Acreage

          The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 2005, were as follows:

Geographic Area Colorado Wyoming	Productive Wells Gross Net Oil Gas Oil Gas 90 0 50.5 0 3 0 0.8 0	Developed Acres Gross Net Oil Gas Oil Gas 3,720 0 2,052 0 120 0 34 0

          Wells that produce both oil and gas are treated as oil wells herein.  Of the 93 gross wells, 85 are producing oil and gas and eight are oil wells only.

          Undeveloped Acreage

          At December 31, 2005, the Company held interests in 6,990 gross (6,426 net) undeveloped acres in the United States, as summarized below:

Geographic Area Colorado Wyoming	Gross Acres 6,990 -0-	Net Acres 6,426 -0-

          All the acreage shown is held by production from the Company’s wells that were producing as of December 31, 2005. Currently, 40-acre spacing is permitted for Codell/Niobrara wells in the Denver-Julesburg Basin where the Company’s Colorado acreage is located.

          Production

          The following table sets forth, by geographic area, for the fiscal years 2005, 2004, and 2003:  1) the Company’s portion of the net quantities of oil in barrels, and gas in MCF, produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels (“Bbls”) for oil, or barrels-of-oil equivalent (“BOE”) for gas.  One BOE equals 6 MCF of gas.

1) Net Quantities: (Bbls or MCF) Wyoming Colorado 2) Average Sales Price/Bbl or MCF: Wyoming Colorado 3) Average Lifting Cost/Bbl or BOE: Wyoming Colorado	2003 Oil Gas 3,396 -0- 10,640 103,485 $27.26 $ -0- $28.33 $3.53 $10.89 $ 8.70	2004 Oil Gas 3,102 86 11,614 135,163 $36.21 $5.94 $37.92 $4.49 $12.63 $16.01	2005 Oil Gas 2,952 1,112 12,591 166,336 $47.30 $6.00 $52.47 $6.73 $18.42 $12.60

(b)      Investment Policies.

          The Company does not have any policy with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, except for its investments in oil and gas producing properties and undeveloped acreage which is a necessary incident to its oil and gas producing business.  With respect to such properties, the Company’s general policy is to hold the properties for present production as well as possible future exploration, development and production.

(c)      Description of Real Estate Operating Data.

          The Company’s real property interests consist of oil and gas leasehold interests in a number of producing oil and gas wells and adjacent acreage.  Detailed operating data regarding such properties, which account for all of the Company’s operations, is contained in the preceding section of this Report as well as in the financial statements and the supplemental information regarding oil and gas producing activities included with such statements.

Item 3.  Legal Proceedings

          Unioil vs. Fred C. Jones. By a Complaint with Jury Demand filed on December 1, 2005, the Company commenced a civil action in the District Court in and for Weld County, Colorado (Case No. 2005CV2215) against Fred C. Jones, a former employee of Unioil. That Complaint alleged claims against Mr. Jones for fraud, breach of fiduciary duty, conversion and commercial theft. In compliance with applicable laws and the Colorado Rules of Civil Procedure, no amounts of monetary damages were stated in the Complaint. However, Mr. Jones failed to answer or otherwise respond to the Complaint in this action and the Company timely filed a Motion for Default Judgment on December 30, 2005, which listed and quantified the damages sought by the Company against Mr. Jones. That Motion listed those damages as including: (a) actual damages in the amount of $197,839.00, trebled pursuant to Colorado Revised Statutes §18-4-405 to $593,517.00; (b) statutory interest at the rate of 8% per annum compounded annually pursuant to Colorado Revised Statutes §5-12-102(1) on the amount of the Company’s funds wrongfully withheld, misappropriated or unlawfully converted by Mr. Jones from the date of such wrongful conduct to the date of payment; and (c) attorneys’ fees in the amount of $1,980.00 and costs of this action in the amount of $331.00.

          By Order for Default Judgment dated March 10, 2006, the District Court in and for Weld County, Colorado, entered a Judgment against Mr. Jones in the total amount of $595,828.00. The Judgment further provided that the damages awarded would accrue interest at the statutory rate of 8% per annum compounded annually from the date of the wrongful withholding, misappropriation or unlawful conversion of the relevant funds by Mr. Jones. By applicable rules, all such judgments are automatically stayed for a period of 15 days before any collection activity can begin. As of the date of filing of this Report, that 15-day period had expired. Unioil, therefore, intends to continue to pursue collection efforts. Nevertheless, management continues to be of the opinion that the amount of the Judgment with accrued interest substantially exceeds the assets of Mr. Jones that would be available for collection. Therefore, management does not believe that Unioil will be able to collect all or substantially all of this judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

          On November 30, 2005, a Special Meeting of Stockholders of the Company was held as scheduled in Denver, Colorado. The stockholders voted to approve a proposal made by the Company’s Board of Directors to implement a one-for-ten reverse stock split of the Company's outstanding common stock. The Company effectuated the reverse stock split on December 29, 2005. The post-split Common Stock is distinguished from the pre-split Common Stock by a new CUSIP number. No fractional shares were or will be issued in the reverse stock split. Instead, payment of cash has been or will be made in lieu of fractional shares.

          At the same meeting, the stockholders also voted to approve a proposal made by the Company’s Board of Directors to engage the firm of Michael J. Larsen, LLC of Sandy, Utah, to serve as the principal accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market information.

          During the past two years, no systematic quotations of the Company’s stock have been available, to the best of management’s knowledge. There have been only sporadic public purchases and sales of the Company’s common stock. When such transactions have occurred, they have involved insignificant numbers of shares. This volume of activity in the common stock is too little to be deemed a “market.” Accordingly, there is no public trading market for the common stock.

          Effective February 8, 2006, the Company’s trading symbol was changed by NASDAQ from its original symbol (UOIL) to UNLL.

(b)      Holders.

          The approximate number of record holders of the Company’s common stock as of April 12, 2006, was 2,068.

(c)      Dividends.

          The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development of the Company’s business.  There are no restrictions that limit the Company’s ability to pay dividends on common equity or that are likely to do so in the future, other than the restrictions imposed by law.  Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Item 6.  Management's Discussion and Analysis or Plan of Operation

          The Company has restated its 2004 financial statements to correct errors affecting fiscal 2004 and prior fiscal years.  Please refer to the detailed discussion of these restatements captioned "Prior Period Adjustments," below.  The following discussion and analysis gives effect to these financial restatements.

          Liquidity and Capital Resources

          In 2005, the Company had two primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $706,382 at December 31, 2005, as compared to $420,321 at December 31, 2004.

          The Company’s second primary source of liquidity was cash flow from ongoing operations, which is defined as cash flow before changes in non-cash working capital items.  This is used by the Company to analyze operating performance, leverage and liquidity.  In the year ended December 31, 2005, the Company’s monthly cash flow averaged $46,604 compared with $23,373 per month for the year ended December 31, 2004.  The Company used this improved cash flow to finance internally generated projects on Company property.

          The Company’s net working capital improved by $435,013 to $743,041, at December 31, 2005 from $308,028 (as restated), at December 31, 2004. This improvement can be attributed to increase in the volumes of oil and gas sales, and the continued improvement in oil and gas prices during the current year.  The improvement in oil and gas production is partially attributable to four additional wells that had reached payout under the Prima Agreement.  See Item 2.  Description of Property – Drilling Activity. Additional improvements are attributable to the recompletion and refracture operations performed on two company-operated wells with internally generated funds, and improved production on existing properties through remedial operations funded from internal cashflow.

          Management considers the Company’s liquidity and capital resources adequate to meet the Company’s current and foreseeable general and administrative expenses, and other internal needs.  Management believes such liquidity and resources to be sufficient, moreover, to support the Company’s ongoing business operations, such as continued production from the Company’s existing wells.

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

          Management believes, moreover, that the Company’s current liquidity and capital resources alone are inadequate for all of the Company’s possible future business operations, and are insignificant in comparison to other participants in the industry.  Such resources are not sufficient to finance all of the future growth in the Company’s business operations.  The Company recognizes in this regard that its possible future business operations could include drilling its undeveloped acreage (6,990 gross acres) in Colorado on the 40-acre spacing now permitted on those properties.  As a result, the Company is, and expects to remain, dependent upon possible industry partners and/or outside sources of capital.  Accordingly, the Company is in negotiations with a regional energy bank to provide a line-of-credit financing to the Company to accommodate its business operations in the near term.  Management is unable to predict with certainty at this time the future availability of such partners or such capital, or the terms, if any, that might govern the Company’s participation with such partners or the Company’s access to such capital.

          Results of Operations

          The Company holds up to a 27.5% after-payout working interest in 43 wells drilled under the Prima Agreement.  See Item 2.  Description of Property – Drilling Activity.  At December 31, 2005, 26 of the 43 wells drilled had reached payout.  In addition, during 2005 the Company recompleted one existing well and refractured another existing well, funded with Company generated funds.  The Company also participated in the drilling and completion of the Erlich #17-35 well. This well was drilled on the acreage dedicated to the Prima Agreement.  This well was drilled on a non-standard location, in accordance with the Greater Wattenberg Rule 318-A.  Unioil participated for its 27.5% working interest in the drilling and completion of this well.  The property was drilled and completed during the last two months of 2005; therefore, the net cashflow impact of that drilling will not be realized until 2006.  Subsequent to year-end the Company performed refracture operations on two additional existing wells, with internally generated funds.

          The Company’s oil and gas revenues increased by $764,218 to $1,926,414 in 2005 from $1,162,196 (as restated), in 2004.  This increase is attributable primarily to the net improvement in oil production of 827 bbls to 15,543 bbls from 14,716 bbls and in gas production of 32,199 mcf to 167,448 from 135,249, for the years ended 2005 and 2004, respectively.  The increase in revenue was also assisted by an increase in the realized oil price of $13.89 per bbl to $51.45 per bbl in 2005 from $37.56 per bbl in 2004.  An improvement in the realized gas price of $2.23 per mcf to $6.72 per mcf in 2005 from $4.49 per mcf in 2004 also added to the increase in revenues.

          Operating costs decreased by $20,369 to $565,563 from $585,932 (as restated), for the years ended 2005 and 2004, respectively.  Included in the operating costs is $181,302 associated with the recompletion of the Latham #7-1 well, during 2005.  The 2004 operating costs reflected extensive repairs and maintenance on two of the Company's existing wells.

          The Company’s general and administrative expenses increased by $399,438 to $625,642 in 2005, compared to $226,204 (as restated) in 2004.  The increase is attributable primarily to extensive use of outside consultants for 2005 resulting in additional legal fees and audit, accounting and professional expenses associated with the effort to bring the Company current in its regulatory filings.  Included in general and administrative expenses for 2005 is $126,516 in costs associated with a proposed drilling venture that was presented on terms that were unacceptable to management.

          Depreciation, depletion and amortization expense increased by $122,266 to $234,565 in 2005 from $112,299 (as restated) in 2004.   The net cost of such expenses per BOE increased to $5.17 in 2005 from $2.75 in 2004. This increase is attributable primarily to the inclusion of some proved undeveloped reserves in the calculation of depreciation, depletion and amortization in 2005, which had the effect of increasing the cost basis by a larger percentage than the increase in the reserve quantities.

          Interest income exceeded interest expense in 2005 by $9,824, as compared with $2,363 (as restated) in 2004.  In addition, the 2004 year included a charge to operations for a misappropriation loss, as more fully described in Note 3 to the financial statements.

          The Company’s deferred income-tax expense for 2005 totaled $185,782, as compared with $26,587 (as restated) in 2004.  The tax provision in both years reflected the utilization of net operating loss carryforwards, and consequently required none of the Company’s cash.

          The Company had an increase in net income of $156,513 to $324,686 from $168,173 (as restated) for the years 2005 and 2004, respectively.  This increase in net income is attributable primarily to improvements in commodity prices, the recompletion and refracture operations performed during the year, and additional Prima farm-out properties having attained payout.

          Prior Period Adjustments.

          The Company has restated prior years' financial statements to reflect the removal from its full cost pool of certain proved undeveloped reserves which had been included in reserve reports for prior years.  The cumulative effect was additional cost-ceiling write offs of $2,232,554, which in turn results in decreased depreciation, depletion and amortization in subsequent periods.  Depreciation, depletion and amortization as restated totaled $112,299 in 2004, as compared to the previously reported amount of $177,947.

           The prior years' financial statements were also corrected for errors in the recognition of revenue and costs of revenue for the Company’s non-operated wells, the effect of which was to increase net income in 2004 by $135,498.

          The Company reevaluated its deferred tax asset valuation allowance, giving consideration to its demonstrated taxable income for recent periods as well as projected taxable income as a result of its increased returns on the development expenditures under the Prima Agreement, and its anticipation of additional revenues from planned capital investment in existing wells. As a result of its reevaluation, the Company determined that its was more likely than not that a portion of its existing tax loss carryforwards would be utilized to offset future taxable income.  Consequently, the Company recorded a reduction in its deferred tax asset valuation allowance of $1,439,347 to beginning retained earnings.

Item 7.  Financial Statements

          See attached Financial Statements and Schedules.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by this Item 8 is incorporated by reference to Item 4.01 of the Registrant's Current Report on Form 8-K dated December 23, 2005 (Commission File No. 0-10089).

Item 8A.  Controls and Procedures

          Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (the “Commission”), such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Commission. Disclosure controls are designed also with an objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company's chief executive officer (who also acts as the Company's chief financial officer) in a manner that will allow timely consideration regarding required disclosures.

          The evaluation of the Company's disclosure controls by its chief executive officer included a review of the objectives and design of the controls, the operation of the controls, and the effect of the controls on the information presented in this Report.  The Company's management, including its chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors or all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance that the objectives of the system are met.  Projections of any evaluation of the disclosure controls and procedures to future periods, moreover, are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, and that the degree of compliance with the policies or procedures might deteriorate.

          As a result of his review and evaluation as of the end of the period covered by this Report (the “Evaluation Date”), and subject to the inherent limitations described above, the Company’s chief executive officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses.

          A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          The material weaknesses that management has identified are the direct result of the Company’s lack of adequate staffing.  Currently, the Company’s chief executive officer and the Company’s Treasurer have sole responsibility for the Company’s receipts and disbursements.  The Company’s chief executive officer, moreover, is not involved on a day-to-day basis in the financial transactions of the Company, and does not spend a significant amount of time in the Company's offices.  See “Risk Factors – Management Risks.”  The Company does not employ any other parties on an in-house basis to prepare the Company’s financial statements and periodic public filings.  Reliance upon such limited resources impairs the Company’s ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting and, therefore, impairs the effectiveness of the Company’s disclosure controls and procedures.

          Because of the relatively limited scale of the Company’s business and administrative activities, management has determined that it would not be cost effective to implement a substantial increase in the in-house staffing of the Company’s accounting function.  In particular, the Company does not anticipate hiring a full time controller in the foreseeable future.  Accordingly, management recognizes that the lack of segregation of duties will constitute an ongoing deficiency in the Company’s internal controls.

          There were no significant changes in the Company’s disclosure controls and procedures, or in other factors that could have a material effect upon the Company’s internal controls, subsequent to the Evaluation Date.

Item 8B.  Other Information

            For the periods covered by this Report, no information is required to be furnished pursuant to this Item 8B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)      Identification of Directors and Executive Officers.

          The following table sets forth directors and executive officers of the Issuer during the fiscal year for which this report is filed:

Name	Age	Term Served As Director	Positions With Company

Charles E. Ayers, Jr.	61	July, 1990	Chairman, President, Chief Executive Officer, and Chief Financial Officer

Jamie Hood	43	N/A	Secretary and Treasurer

Jesse L. Barber	80	June, 1998	Director

Directors serve until the next annual meeting or until their successors are elected or appointed and qualified.

          Charles E. Ayers, Jr. has been engaged in the practice of law since 1974.  He attended Virginia Polytechnic Institute and State University and Virginia Commonwealth University where he received a B.S. in accounting in 1971.  Mr. Ayers received his Juris Doctorate from the University of Richmond in 1974.  He was counsel to the Senate Finance and Rules Committees, 1974 Session, of the Virginia Legislature, and is a member of the Richmond and American Bar Associations; Virginia State Bar and Federal Bar; and the Virginia Trial Lawyers Association. He was an officer in the United States Army from 1966 to 1969 serving one tour of duty in Vietnam.  In 1982 he founded the law firm that is now known as Ayers & Stolte, P.C.

          Jamie Hood has approximately 20 years of experience in the oil and gas industry. She has been employed by the Company since 1989 initially as its office manager and, during 2005 and currently, as the Secretary/Treasurer of the Company and as manager of the day-to-day operations of the Company.

          Jesse L. Barber is owner of Barber Construction Company, a commercial contractor that has been operating in the Richmond, Virginia area for over 40 years. He was educated at Elon College and North Carolina State University. He is a World War II veteran who served in the Pacific.

          None of the Company’s directors nor any person nominated or chosen to become a director holds any directorships in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(b)      Identification of Significant Employees.

          None other than the persons previously identified.

(c)      Family Relationships.

          None.

(d)      Involvement in Certain Legal Proceedings.

          As of the date of filing this Report, no present officer or director of the Company: 1) has had any petition filed, within the past five years, in U.S. Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

(e)      Audit committee financial expert.

          The Company’s board of directors acts as the Company’s audit committee.  The Company does not have an audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act

          The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or ten percent holder, or other events occurring during the fiscal year ended December 31, 2005, which would require the filing of any report pursuant to Section 16(a), that was not filed with the Company.

Code of Ethics

          The Company had not adopted a code of ethics during the fiscal year for which this report is filed.

Item 10.  Executive Compensation

(a)      Cash Compensation.

          Charles E. Ayers, Jr. is the Company’s Chairman of the Board, Chief Executive Office and Chief Financial Officer.  Mr. Ayers was compensated in the amount of $60,000 in 2005 for his duties performed as Chairman of the Board.  Mr. Barber was compensated in the amount of $6,000 in 2005 for his duties performed as a Director.  See “Certain Relationships and Related Transactions.”

          Of the Company’s other present officers or directors, only Jamie Hood was employed by the Company and received any salary or wage for services rendered during 2005, 2004 and 2003.  She did not receive annual compensation in excess of $100,000 in any of these years.

          There are no ongoing plans or arrangements, such as pension plans or deferred compensation plans, pursuant to which compensation is paid or proposed to be paid in the future, to any of the officers and directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      Security Ownership of Certain Beneficial Owners.

          The following table sets forth the names, addresses and security ownership as of April 12, 2006, of all persons known to the Company to be the beneficial owner of or to have a beneficial interest in more than 5.0% of the Company’s voting stock. The information presented adjusts the number of shares for each owner to reflect the one-for-ten reverse stock split effective December 29, 2005. The percentage of total shares owned was not changed by the reverse stock split.

Name/Address of
Beneficial Owner

Charles E. Ayers, Jr.
710 N. Hamilton St.
Richmond, VA  23230

John Bader
6000 Curzon Avenue
Fort Worth, TX 76116

D. David Cohen
Law Offices of D. David Cohen
Jericho Atrium
500 N. Broadway, Ste. 133
Jericho, NY 11753

Positions With Company Officer, Director & Stockholder Stockholder N/A	Amount and Nature of Beneficial Ownership 6,501,727 shares[1] 1,300,212 shares[2] 1,300,212 shares[3]	Percent of Class 65.1% 13.0% 13.0%

1 The figure shown includes an aggregate of 949,956 shares of common stock held of record by four members of Mr. Ayers’ immediate family, each of whom held 237,489 shares.
2 The figure shown includes an aggregate of 208,629 shares of common stock held of record by a retirement plan of which Mr. Bader is Trustee and a participant.

3 Mr. Cohen is deemed by Item 403 of Regulation S-B to be a beneficial owner of the number of shares shown, by virtue of Mr. Cohen’s status as optionee of an option to purchase the shares of stock that are deemed to be owned beneficially by Mr. Bader, as shown above in this table.  Mr. Cohen’s option is exercisable within the next sixty days.

(b)      Security Ownership of Management.

          The following table indicates the stock ownership as of April 12, 2006, of the persons who, at that date, served as the Company’s directors and named executive officers, as well as of all officers and directors as a group. The information presented adjusts the number of shares for each owner to reflect the one-for-ten reverse stock split effective December 29, 2005. The percentage of total shares owned was not changed by the reverse stock split.

Name Charles E. Ayers, Jr. Jesse L. Barber All officers and directors as a group (3 people)	Title of Class Common Common Common	Amount and Nature of Beneficial Ownership 6,501,727 shares[1] 45,250 shares 6,546,977 shares	Percent of Class 65.1% 0.5% 65.5%

1 The figure shown includes an aggregate of 949,956 shares of common stock held of record by four members of Mr. Ayers’ immediate family, each of whom held 237,489 shares.

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

Exhibit No.	Description	Location
3.1	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 23, 2005 (Commission File No. 0-10089).
10.1	Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil & Gas Company and the Company.	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 0-10089)
10.2	Extension, dated March 24, 1999, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 0-10089).
10.3	Extension, dated February 21, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (Commission File No. 0-10089).

10.4	Extension, dated December 13, 2001, of Farmout/Farmout Option Agreement, Weld County, Colorado, dated November 7, 1996, by and between Prima Oil and Gas Company and the Company	Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (Commission File No. 0-10089).
16	Letter of Pritchett, Siler & Hardy, P.C., dated December 23, 2005	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated December 23, 2005 (Commission File No. 0-10089).
31	Certification of Mr. Ayers Pursuant to Rules 13a-14 or 15d-14
32	Certification of Mr. Ayers Pursuant to Section 1350

Item 14. Principal Accountant Fees and Services

(1)      Audit Fees

          The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $70,616 for the fiscal year ended December 31, 2005, and $8,000 for the fiscal year ended December 31, 2004.

(2)      Audit-Related Fees

          The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2004.

(3)      Tax Fees

          The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2004.

(4)      All Other Fees

          The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2004.

(5)      Pre-approval Policies and Procedures

          Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement must be approved by the Company’s board of directors acting as the audit committee.

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        UNIOIL

Date:       May 12, 2006                                     /s/ Charles E. Ayers, Jr.
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

Date:         May 12, 2006                                   /s/ Charles E. Ayers, Jr.
                                                                        Charles E. Ayers, Jr., Director

Date:          May 12, 2006                                  /s/ Jesse L. Barber
                                                                        Jesse L. Barber, Director

UNIOIL

FINANCIAL STATEMENTS

DECEMBER 31, 2005

UNIOIL

CONTENTS

                                                                                                                                           PAGE

                        —        Report of Independent Registered Public
                                          Accounting Firm                                                                              1

                        —        Balance Sheet, December 31, 2005                                                       2

                        —        Statements of Operations, for the years ended
                                          December 31, 2005 and 2004                                                         3

                        —        Statements of Stockholders' Equity, for the years
                                          ended December 31, 2005 and 2004                                               4

                        —        Statements of Cash Flows, for the years ended
                                          December 31, 2005 and 2004                                                          5

                        —        Notes to Financial Statements                                                          6 - 14

                        —        Supplemental Information - Unaudited                                            15 - 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Unioil

I have audited the accompanying balance sheet of Unioil (a Nevada corporation) as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unioil as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Michael J. Larsen, LLC

Sandy, Utah
March 8, 2006

UNIOIL

BALANCE SHEET

ASSETS

December 31,
2005

CURRENT ASSETS:
Cash	$ 706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $6,777	346,297
Prepaid assets	9,662
Current deferred tax asset	2,511

Total Current Assets	1,064,852

PROPERTY AND EQUIPMENT, net	24,523

INVESTEMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,137,118

DEFERRED TAX ASSETS	1,224,467

TOTAL ASSETS	$ 3,450,960
=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$ 9,964
Joint interest and trade accounts payable	95,354
Accrued taxes	216,493

Total Current Liabilities	321,811

NOTE PAYABLE, less current portion	10,987

Total Liabilities	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares
authorized, 9,993,969 shares issued and outstanding	99,940
Capital in excess of par value	19,813,569
Retained deficit	(16,795,347)

Total Stockholders' Equity	3,118,162

TOTAL LIABILITIES AND STOCKHODLERS' EQUITY	$ 3,450,960
=============

The accompanying notes are an integral part of this financial statement.

UNIOIL

STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,

	2005	2004

		(Restated)
REVENUE:
Oil and gas sales	$ 1,926,414	$ 1,162,196

EXPENSES:
Production costs and related taxes	565,563	585,932
General and administrative	625,642	226,204
Depreciation, depletion and amortization	234,565	112,299

Total Expenses	1,425,770	924,435

INCOME BEFORE OTHER INCOME (EXPENSE)	500,644	237,761

OTHER INCOME (EXPENSE):
Interest and other income	10,316	4,068
Interest and other expense	(492)	(1,705)
Misappropriation Loss	-	(45,364)

Total Other Income (Expense)	9,824	(43,001)

INCOME BEFORE INCOME TAXES	510,468	194,760

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	(185,782)	(26,587)

NET INCOME	$ 324,686	$ 168,173
	===========	===========

NET INCOME PER COMMON SHARE	$ 0.03	$ 0.02
	===========	===========

The accompanying notes are an integral part of these financial statements.

UNIOIL

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004

	Common Stock		Capital in Excess of	Retained
	Shares	Amount	Par Value	Deficit	Total

BALANCE, December 31, 2003,
as previously reported	9,993,969	$ 99,940	$ 19,813,569	$ (16,929,050)	$ 2,984,459

Correction of full cost pool, deferred
tax valuation allowance, and items
of revenue and expense	-	-	-	(359,156)	(359,156)

BALANCE, December 31, 2003,
as restated	9,993,969	99,940	19,813,569	(17,288,206)	2,625,303

Net income for the year ended
December 31, 2004 (Restated)	-	-	-	168,173	168,173

BALANCE, December 31, 2004	9,993,969	99,940	19,813,569	(17,120,033)	2,793,476

Net income for the year ended
December 31, 2005	-	-	-	324,686	324,686

BALANCE, December 31, 2005	9,993,969	$ 99,940	$ 19,813,569	$ (16,795,347)	$ 3,118,162
	===========	===========	===========	============	============

The accompanying notes are an integral part of these financial statements.

UNIOIL

STATEMENT OF CASH FLOWS

	For The Year Ended
	December 31,

	2005	2004

		(Restated)
Cash Flows From Operating Activities:
Net income	$324,686	$168,173
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	234,565	112,299
Changes in assets and liabilities:
(Increase) in joint interest and trade accounts receivable	(104,825)	(150,280)
(Increase) in prepaid assets	(1,875)	(740)
(Increase) in current deferred tax asset	(56)	(118)
Decrease in deferred tax asset	185,838	26,705
Increase in joint interest and trade accounts payable	49,601	2,669
Increase (decrease) in accrued payroll taxes	(44,834)	15,044
Increase (decrease) in accrued taxes	(47,134)	45,351

Net Cash Provided by Operating Activities	595,966	219,103

Cash Flows From Investing Activities:
Investment in oil and gas properties	(301,815)	-
Proceeds from sale of oil and gas producing property	7,000	-
Purchase of property and equipment	(5,315)	-

Net Cash (Used) by Investing Activities	(300,130)	-

Cash Flows From Financing Activities:
Payments to notes payable	(9,775)	(9,596)

Net Cash (Used) by Financing Activities	(9,775)	(9,596)

Net Increase in Cash	286,061	209,507

Cash at Beginning of Year	420,321	210,814

Cash at End of Year	$706,382	$$420,321
	============	============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$913	$673
Income Taxes	$-	$-

Supplemental Schedule for Non-cash Investing and Financing Activities:
For the year ended December 31, 2005:
None

For the year ended December 31, 2004:
None

The accompanying notes are an integral part of these financial statements.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Unioil (“the Company”) is a corporation incorporated under the laws of the State of Nevada.  The Company is engaged in oil and gas exploration, development and production activities on its own behalf and as an operator for others.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Fair Value of Financial Instruments – The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.  The carrying value of the note payable approximates fair value based on discounting the projected cash flows using market rates available for similar maturities.  None of the financial instruments are held for trading purposes.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable.

Property and Equipment - Property and equipment are recorded at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.

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

Revenue Recognition - The Company's revenue comes from the sale of oil and gas.  Revenue from oil and gas sales is recognized when the product is transferred to the purchaser, there is an agreed upon price for the commodity, and collection of the revenues is reasonably assured.

Management Fees – The Company receives management fees based on escalated monthly fees as stated in the Company’s operating agreements.  These fees have not exceeded the related costs; however, any excess of this management fee over the related costs would be taken as a reduction of capitalized costs.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 7].

Net Income Per Share - The computation of net income per share is based on the weighted average number of common shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 13].

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

Recently Enacted Accounting Standards - In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The correction of an error described in Note 2 is accounted for under APB 20, however, the effect on the financial statements of early adoption of SFAS 154, had it been permissible, would not be material.

NOTE 2 – CORRECTION OF ERRORS

The accompanying financial statements have been restated primarily to correct errors in the Company's full cost pool, to correct the timing of recognition of revenue and expense on certain non-Company-operated wells, to adjust the timing of certain operating expenses, and to revise the valuation allowance attributable to non-benefited income tax net operating loss carryforwards.  The effect of the restatement was to increase net income for the year ended December 31, 2004 by $173,903 ($0.02 per share) net of income tax of $26,587.

Retained earnings at December 31, 2003 has been adjusted for the cumulative effect of these financial statement corrections, as follows:

Retained earnings as previously reported	$(16,929,050)
Correction of full cost pool	(1,869,972)
Correction of revenue recognition	22,760
Correction of operating expenses	48,709
Revision of valuation allowance for deferred tax assets	1,439,347

Retained earnings December 31, 2003, as restated	$(17,288,206)
===========

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – CORRECTION OF ERRORS [Continued]

The Company has determined that it should have excluded from its prior year claims of proved undeveloped reserves any oil and gas deposits that could not have been recovered without the drilling of new wells, irrespective of the strength of geological evidence of the extent of such deposits, and even though such deposits lie within Company-controlled acreage.  Such exclusion resulted in an impairment of the Company's full cost pool during 2001.

The Company determined that its history of taxable income combined with its expectations of future taxable income based on reserve information and projected operating results indicates that it was more likely than not that a portion of the deferred tax assets would be realized from the Company's net operating loss carryforwards.  Accordingly, the Company has recorded a reduction in the Company's valuation allowance.

NOTE 3 – MISAPPROPRIATION LOSS

During 2004, the Company's Board of Directors undertook to bring the Company into compliance with its reporting obligations under the Securities Exchange Act of 1934, after not having filed periodic reports for the years 1998 through 2004.  During the process of preparing financial statements and disclosures for the catch-up filings, the Board members discovered that, during the period of non-filing, the individual who held the offices of Vice President, Chief Financial Officer, and Secretary of the Company, and who was also a Director of the Company (such individual being hereinafter referred to as the "Former VP") had caused inaccurate payroll reports to be filed with the United States Internal Revenue Service and with the Colorado Department of Revenue, and had increased his own compensation without authorization.  The Board determined that the amount so diverted totaled $197,839.  The Former VP's employment with the Company was terminated on January 3, 2005.  In March 2005, the Company filed amended payroll reports with federal and state taxing authorities, and paid the applicable taxes and withholdings.  The additional payroll taxes were recorded in the same period in which the related payroll was recorded.  The Former VP claims to have no resources from which to make restitution of the relevant funds to the Company.  The Company nevertheless brought a lawsuit against the Former VP, and secured a default judgment against him in the amount of $595,828, plus accrued interest at statutory rates.  The amount of this judgment reflects a trebling of actual damages under the Colorado Commercial Theft Statute and an award of attorneys' fees and costs to the Company.  Although the Company has taken further legal action to collect the judgment, the Company expects to be unable to recover substantially all of these funds, and has recorded losses in the respective periods during which the disbursements were made.  Payments identified in excess of authorized compensation totaled $45,364 in 2004, $45,496 in 2003, $45,614 in 2002, $35,093 in 2001, $25,731 in 2000, and $541 in 1998.  Future recoveries, if any, will be recognized in the period in which the recovery is received.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31, 2005:

Office equipment	$5,315
Transportation equipment	48,905

54,220
Less: accumulated depreciation	(29,697)

$24,523
=========

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $10,135 and $9,781, respectively.

NOTE 5 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  However, in 2005, the Company paid $166,387 to recomplete a well and paid $107,389 to drill a new well.  Depreciation, depletion, and amortization expense on oil and gas properties was $224,430 and $102,518 for 2005 and 2004, respectively.  The Company has no capitalized costs that are excluded from amortization.

NOTE 6 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $19,562 at December 31, 2005.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

December 31,	Principal Due

2006	$9,964
2007	10,147
2008	840

20,951
Less current portion	(9,964)

$10,987
============

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 7- INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2005, the total of all deferred tax assets was approximately $2,681,000 and the total of the deferred tax liabilities was approximately $367,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $1,087,000 and $1,221,000 as of December 31, 2005 and 2004, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2005 was approximately $134,000.

The Company has available at December 31, 2005, unused net operating loss carryforwards of approximately $7,230,000, which may be applied against future taxable income and expire in various years beginning in 2006 through 2022.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The components of income tax expense from for the years ended December 31, 2005 and 2004 consist of the following:

	Year Ended December 31,

	2005	2004

Current income tax expense:
Federal	$-	$-
State	-	-

Net current tax expense	-	-

Deferred tax expense (benefit) arising from:
Depreciation, depletion and intangible drilling cost
timing differences	$10,435	$(23,518)
Net operating loss carryforwards	175,403	50,223
Other	(56)	(118)

Net deferred tax expense	$185,782	$26,587
	===========	===========

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	Year Ended December 31,

	2005	2004

Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal income tax benefits	3.06	3.06
Expiration of net operating loss carryforwards	25.40	24.78
Valuation allowance	(26.18)	(48.46)
Other	0.11	0.27

Effective income tax rates	36.39%	13.65%
	=========== ==	=========== ==

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2005:

December 31,
2005

Deferred tax assets:
Net operating loss carryforwards	$2,678,971
Reserve for bad debt	2,511

Total deferred tax assets	2,681,482

Deferred tax liabilities:
Excess of tax over book depreciation, depletion and
intangible drilling costs	(367,062)

Total deferred tax liability	(367,062)

Valuation allowance	(1,087,442)

Net deferred tax assets	$1,226,978
============

The deferred taxes are reflected in the balance sheet as follows:

December 31,
2005

Short term asset	$2,511
Long term asset	$1,224,467

NOTE 8 – REVERSE STOCK SPLIT

On November 30, 2005, the Company's stockholders voted to authorize management to implement a one-for-ten reverse stock split of the outstanding common stock of the Company.  Pursuant to that authorization, on December 29, 2005 (the "Effective Date"), the Company effected a reverse split of the common stock outstanding on the Effective Date, with the result that one share of post-split common stock was issued as of the close of business on the Effective Date in exchange for each ten shares of common stock outstanding immediately prior to the close of business on the Effective Date.  Unless otherwise indicated, all share and per share amounts have been retroactively restated to reflect the reverse split.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has agreed to indemnify its officers and directors against liability to the extent permissible by law.

The Company paid a director/shareholder of the Company $6,000 and $-0- as director’s fees during the years ended December 31, 2005 and 2004, respectively.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

The Company paid an officer/shareholder of the Company $60,000 and $40,000 as director’s fees during the years ended December 31, 2005 and 2004, respectively.

The Company paid an officer/shareholder of the Company $0 and $60,000 as salary during the years ended December 31, 2005 and 2004, respectively.

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

NOTE 10 - CONCENTRATIONS OF CREDIT RISKS

As of December 31, 2005, the Company had cash balances in excess of federally insured amounts of $621,321.

A significant percent of the Company’s accounts receivable at December 31, 2005 was owed by only two purchasers (50% from one and 34% from the other).

The Company’s operations are located in Northern Colorado and Southern Wyoming.  The Company sells substantially all of its oil and gas production to a small number of purchasers in the area because it is able to negotiate more favorable terms by selling larger quantities to fewer purchasers.  Management believes that its oil and gas are commodities that are readily marketable and that the marketing method it follows is typical of similar companies in the industry.

NOTE 11 - CONTINGENCIES AND LITIGATION

Litigation - The Company may become or is subject to investigation, claim or lawsuits ensuing out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc.  The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

SEC Complaint - On September 28, 1988, the United States Securities and Exchange Commission [“SEC”] filed a complaint against the Company and its former president for allegedly manipulating its common stock price and for misleading promotions with regards to a proposed product.  The Company was also charged with failure to file required SEC reports.  Final judgments and a permanent injunction were entered against the Company on October 19, 1989.  The Company filed a motion to set aside the judgment, which was denied with permission to renew the motion upon substantial compliance.

Judgement for Misappropriated Funds – The Company has been granted a judgement under the Colorado Theft Statutes related to funds diverted by a former employee.  See Note 3 for further discussion.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - CONTRACTS AND AGREEMENTS

Independent Contract Pumper - The Company contracts out regular maintenance on the wells to an independent contract pumper.  The Company has a contract with S & S Pumping Service to service its wells at $275 per well per month.  The Contract will expire in July 2006.

NOTE 13 – NET INCOME PER SHARE

The following data show the amounts used in computing net income per share:

	For the Year Ended December 31,

	2005	2004

Net income available to common stockholders (numerator)	$324,686	$168,173

Weighted average number of common shares outstanding
used in net income per share for the period (denominator)	9,993,969	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at December 31, 2005 and 2004.

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

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Changes in Net Proved Reserves

	2005		2004

	Oil	Gas	Oil	Gas
	(MBBLS)	(MMCF)	(MBBLS)	(MMCF)

Estimated quantity at beginning of
Period	156	1,390	179	1,622
Revisions of previous estimates	7	422	(8)	(97)
Discoveries and extensions	101	1,778	-	-
Purchase of reserves in place	-	-	-	-
Production	(16)	(167)	(15)	(135)
Sale/disposal of reserves in place	-	-	-	-

Estimated quantity at end of period	248	3,423	156	1,390
	========	========	========	========

Proved developed reserves:
Beginning of period	156	1,390	179	1,622

End of period	146	1,646	156	1,390

Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year	-	-	-	-

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Costs Incurred in Oil and Gas Property Acquisition,
Exploration and Development Activities

		December 31,

	2005		2004

		[In Thousands of Dollars]
Acquisition of properties:
Undeveloped leases		$-		$-
Proved producing leases		-		-
Exploration costs		-		-
Development costs		302		-

Total Additions to Oil and Gas Properties		$302		$-
	==	===========	==	===========

Company's share of equity method investees’ costs of
property acquisition, exploration and development
costs		$-		$-

Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
Proved properties		$11,194		$10,900
Unproved properties		52		52

Total Capitalized Costs		11,246		10,952
Less accumulated depreciation, depletion
and impairment		(10,109)		(9,885)

Net Capitalized Costs		$1,137		$1,067
	==	===========	==	===========
Company's share of equity method investees’ net
capitalized costs		$-		$-

Amortization rate per equivalent barrel of production		$5.17		$2.75

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Results of Operations for Producing Activities

		December 31,

	2005		2004

		[In Thousands of Dollars]

Oil and gas sales		$1,926		$1,162
Production costs		(566)		(586)
Exploration costs		-		-
Depreciation and depletion		(224)		(103)

Income from operations		1,136		473
Income tax benefit (expense)		(421)		(175)

Results of Operations from Producing Activities
[Excluding Corporate Overhead and Interest Costs]		$715		$298
	==	=========	==	=========
Company's share of equity method investees’ results of
operations for producing activities		-		-

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

		December 31,

	2005		2004

		[In Thousands of Dollars]

Future reserves		$44,234		$14,530
Future production and development costs		(18,743)		(6,327)
Future income tax expenses		(7,783)		(1,172)

Future net cash flows		17,708		7,031
Discount to present value at 10 percent		(8,105)		(2,980)

Standardized measure of discounted future net cash
flows		$9,603		$4,051
	==	============	==	============

Company's share of equity method investees’
standardized measure of discounted future net cash
flows		$-		$-

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

The following table sets forth the changes in standardized measure of discounted future net cash flows:

		December 31,

	2005		2004

		[In Thousands of Dollars]

Balance at beginning of period		$4,051		$3,185
Sales of oil and gas net of production costs		(1,360)		(576)
Revisions to reserves proved in prior years:
Changes in prices and costs		6,938		66
Changes in quantity estimates and timing of
production		(3,867)		2,320
Additions to proved reserves:
Acquisition of reserves in place		-		-
Current year discoveries, extensions and improved
recoveries		21,601		-
Estimated future development and production costs
related to current year acquisitions, discoveries,
extensions and improved recoveries		(11,149)		-
Net change in income taxes		(6,611)		(944)
Sales of reserves in place		-		-
Accretion of discount		-		-
Other - change in ten percent discount		-		-

Balance at End of Period		$9,603		$4,051
	==	===========	==	===========