Form 10QSB
period 2006-03-31
UNIOIL
filed 2006-05-26
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-10089

Unioil
(Exact name of small business issuer as specified in its charter)

Nevada	93-0782780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3817 Carson Avenue, Evans, Colorado  80620
(Address of principal executive offices)

(970) 330-6300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                          Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                   Yes [   ]  No [X]

As of April 30, 2006, 9,993,969 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

Risk Factors

           Industry Risks

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

           Management Risks

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

           As a direct result of the Company’s lack of adequate staffing, there are, and are expected to continue to be, material weaknesses in the Company’s disclosure controls and procedures.  See Part I – Item 3 – Controls and Procedures.

           Securities Market and Stock Ownership Risks

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

           See attached Financial Statements and Schedules.

Item 2.  Management's Discussion and Analysis or Plan of Operation

            As a result of audit adjustments recorded as of and for the year ended December 31, 2005, the financial statements for the interim periods of that year have been restated to conform to the annual presentation. The following discussion and analysis gives effect to these restated financial statements for the quarter ended March 31, 2005.

            Liquidity and Capital Resources

            In the quarter ended March 31, 2006, Unioil (the “Company”) had two primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $1,152,351 at March 31, 2006.  This compares to $706,382 at December 31, 2005, the end of the Company’s most recently completed fiscal year.

            The Company’s second primary source of liquidity was cash flow from operations.  For the quarter, the Company’s average monthly cash flow from operating activities was $149,760. This figure compares to average monthly cash flow from operating activities of $51,930 for the quarter ended March 31, 2005.

            Of the $448,608 in costs of refracturing during the quarter, approximately $341,000 was incurred on wells refractured during the last two weeks of March. Consequently, the revenues associated with this work will be realized in subsequent periods. There was also a small increase in operating expenses associated with an increase in the number of wells that had reached payout under the 1996 Drilling Agreement with Prima Oil & Gas Company (the “Unioil/Prima Agreement”). See, Exhibits 10.1, 10.2, 10.3 and 10.4.

            At March 31, 2006, the Company’s net working capital had decreased to $705,505 as compared to $743,041, at December 31, 2005.  This decrease is primarily attributable to the Company’s expenditure of $448,608 in refracturing five existing oil-and-gas wells during the first quarter of 2006.  That refracturing continues the Company’s plan for the development of its assets, with these expenditures being made with internally generated cashflow.  Although the Company anticipates that these refracturings will result in increased revenues from those wells, the bulk of those revenues will not be realized until subsequent quarters.

            Management anticipates a further program of well refracturings. Management is engaged in an active evaluation of options for a combination of financial arrangements for that program, as well as for the drilling of new wells.

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

            Management believes, moreover, that the Company’s current liquidity and capital resources alone are inadequate for all of the Company’s possible future business operations, and are insignificant in comparison to other participants in the industry.  Such resources are not sufficient to finance more than a portion of the anticipated growth in the Company’s business operations.  The Company recognizes in this regard that its possible future business operations could include drilling its undeveloped acreage (6,990 gross acres) in Colorado on the 40-acre spacing now permitted on those properties.  As a result, the Company is, and expects to remain, dependent upon possible industry partners and other outside sources of capital.  The Company is in negotiations with a regional energy bank to provide a line-of-credit to the Company to accommodate its business operations in the near term.  Management is unable to predict with certainty at this time the future availability of such partners or such capital, or the terms, if any, that might govern the Company’s participation with such partners or the Company’s access to such capital. In particular, there is no assurance that the Company will obtain the line-of-credit that is currently under negotiation.

            Results of Operations

            The Company holds up to a 27.5% after-payout working interest in 43 wells drilled under the Unioil/Prima Agreement.  At March 31, 2006, 27 of the 43 wells had reached payout. At March 31, 2005, 22 of the 43 wells had reached payout.

           The Company’s revenues from oil and gas sales increased by $265,205 to $603,555 from $338,350 (as restated) for the quarters ended March 31, 2006 and 2005, respectively.    This increase in revenues was attributable primarily to the increase in production resulting from the Company’s completion of a previously uncompleted zone in an existing well and to the refracturing of an existing zone in a second well in late 2005. In addition, the revenues increased because the Company participated in the drilling and completion of a well with Petro-Canada, which acquired Prima Oil & Gas Company in November, 2004, although that well was not subject to the original Unioil/Prima Agreement.  Revenues also increased as a result of: (1) the refracturing of five wells operated by Petro-Canada; (2) the wells drilled in previous years that had reached payout under the Unioil/Prima Agreement; and (3) increases in the prices of oil and natural gas.

           Costs of production increased by $500,523 to $585,359 from $84,836  for the quarters ended March 31, 2006 and 2005, respectively.  This increase in production costs is primarily attributable to the Company’s expenditure of $448,608 in the refracturing of five existing oil-and-gas wells during the first quarter of 2006.  Of these amounts, $341,157 was expended on the refracturing of two Unioil operated wells and $107,451 on refracturing of wells operated by another operator.

            The Company’s general and administrative expenses decreased by $37,536 to $114,858 from $152,394 (as restated) for the quarters ended March 31, 2006 and 2005, respectively.  The decrease is attributable primarily to decreases in consulting fees.

            Depreciation, depletion and amortization expenses increased by $15,974 to $61,962 from $45,988 (as restated) for the quarters ended March 31, 2006 and 2005, respectively.   This increase is primarily a result of increases in the production from existing wells and the additional production from the wells that had reached payout under the Unioil/Prima Agreement.

            Interest and other expenses were $102 compared to $133 for the quarters ended March 31, 2006 and 2005, respectively.  The decrease in these expenses is attributable primarily to the reduction in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation on a Company owned vehicle.

            The Company realized a decrease in net income of $132,482 to a net loss of $96,147 for the quarter ended March 31, 2006, as compared to net income of $36,335 (as restated) for the corresponding period of 2005.  The decrease in net income for the quarter ended March 31, 2006, as compared to the corresponding period of the previous fiscal year, is attributable primarily to increases in operating costs, as described above.  Those increases in expenses, however, were somewhat offset by increases in revenues.

            Prior Period Adjustments

            The Company has restated prior years' financial statements to reflect the removal from its full cost pool of certain proved undeveloped reserves which had been included in reserve reports for prior years.  The cumulative effect was additional cost-ceiling write offs of $2,232,554, which in turn results in decreased depreciation, depletion and amortization in subsequent periods.  Depreciation, depletion and amortization as restated totaled $45,988 for the quarter ended March 31, 2005, as compared to the previously reported amount of $57,566.

            The prior years' financial statements were also corrected for errors in the recognition of revenue and costs of revenue for the Company’s non-operated wells, the effect of which was to decrease net income in the quarter ended March 31, 2005 by $56,193.

            The Company reevaluated its deferred tax asset valuation allowance, giving consideration to its demonstrated taxable income for recent periods as well as projected taxable income as a result of its increased returns on the development expenditures under the Unioil/Prima Agreement, and its anticipation of additional revenues from planned capital investment in existing wells. As a result of its reevaluation, the Company determined that it was more likely than not that a portion of its existing tax loss carryforwards would be utilized to offset future taxable income.  Consequently, the Company recorded a reduction in its deferred tax asset valuation allowance of $1,439,347 to the restated retained earnings balance at December 31, 2003.

Item 3.  Controls and Procedures

            Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (the “Commission”), such as this Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Commission. Disclosure controls are designed also with an objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company's chief executive officer (who also acts as the Company's chief financial officer) in a manner that will allow timely consideration regarding required disclosures.

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

            The material weaknesses that management has identified are the direct result of the Company’s lack of additional full-time employees to permit the proper segregation of duties.  Currently, the Company’s chief executive officer and the Company’s Treasurer, the only full-time employee, have sole responsibility for the Company’s receipts and disbursements.  The Company’s chief executive officer, moreover, is not involved on a day-to-day basis in the financial transactions of the Company, and does not spend a significant amount of time in the Company's offices.  See “Risk Factors – Management Risks.”  The Company does not employ any other parties on an in-house basis to prepare the Company’s financial statements and periodic public filings.  Such reliance upon the Company’s only full-time employee impairs the Company’s ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting and, therefore, impairs the effectiveness of the Company’s disclosure controls and procedures.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

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

            Unioil vs. Fred C. Jones. By a Complaint with Jury Demand filed on December 1, 2005, the Company commenced a civil action in the District Court in and for Weld County, Colorado (Case No. 2005CV2215) against Fred C. Jones, a former employee of Unioil. That Complaint alleged claims against Mr. Jones for fraud, breach of fiduciary duty, conversion and commercial theft. In compliance with applicable laws and the Colorado Rules of Civil Procedure, no amounts of monetary damages were stated in the Complaint. However, Mr. Jones failed to answer or otherwise respond to the Complaint in this action and the Company timely filed a Motion for Default Judgment on December 30, 2005, which listed and quantified the damages sought by the Company against Mr. Jones. That Motion listed those damages as including: (a) actual damages in the amount of $197,839, trebled pursuant to Colorado Revised Statutes §18-4-405 to $593,517; (b) statutory interest at the rate of 8% per annum compounded annually pursuant to Colorado Revised Statutes §5-12-102(1) on the amount of the Company’s funds wrongfully withheld, misappropriated or unlawfully converted by Mr. Jones from the date of such wrongful conduct to the date of payment; and (c) attorneys’ fees in the amount of $1,980 and costs of this action in the amount of $331.

            By Order for Default Judgment dated March 10, 2006, the District Court in and for Weld County, Colorado, entered a Judgment against Mr. Jones in the total amount of $595,828. The Judgment further provided that the damages awarded would accrue interest at the statutory rate of 8% per annum compounded annually from the date of the wrongful withholding, misappropriation or unlawful conversion of the relevant funds by Mr. Jones. By applicable rules, all such judgments are automatically stayed for a period of 15 days before any collection activity can begin. As of the date of filing of this Report, that 15-day period had expired. Unioil, therefore, intends to continue to pursue collection efforts.

            By Order dated May 1, 2006, Mr. Jones was required to deliver within 10 days thereafter his certificate for common stock in Unioil to Unioil’s counsel.  Mr. Jones has failed to do so and Unioil will take further action in this case to obtain possession of that stock certificate or to otherwise control any disposition of that stock.  Mr. Jones’ certificate represents 452,500 shares of common stock of the Company after the one-for-ten reverse stock split that was effective December 29, 2005.  Management continues to be of the opinion that the amount of the Judgment with accrued interest substantially exceeds the assets of Mr. Jones that would be available for collection. Therefore, management does not believe that Unioil will be able to collect all or substantially all of this Judgment

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

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the period covered by this Report.  The last meeting of stockholders of the Company was held on November 30, 2005.

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

                                                                  UNIOIL

Date:  May 25, 2006                                      /s/ Charles E. Ayers, Jr.
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

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

UNIOIL

CONTENTS

                                                                            PAGE

                              —                Unaudited Condensed Balance Sheets,
                                                       March 31, 2006 and December 31, 2005                            2

                              —                Unaudited Condensed Statements of Operations,
                                                      For the three months ended March 31, 2006 and 2005         3

                               —                Unaudited Condensed Statements of Cash Flows,
                                                      For the three months ended March 31, 2006 and 2005         4

                               —                Notes to Unaudited Condensed Financial Statements          5 - 7

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$ 1,152,351	$ 706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $ 7,185 and $6,777, respectively	208,525	346,297
Prepaid assets	4,278	9,662
Current deferred tax asset	61,954	2,511

Total Current Assets	1,427,108	1,064,852

PROPERTY AND EQUIPMENT, net	21,812	24,523

INVESTEMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,078,713	1,137,118

DEFERRED TAX ASSETS	1,224,467	1,224,467

TOTAL ASSETS	$ 3,752,100	$ 3,450,960
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$ 10,004	$ 9,964
Joint interest and trade accounts payable	433,763	95,354
Accrued taxes	277,836	216,493

Total Current Liabilities	721,603	321,811

NOTE PAYABLE, less current portion	8,482	10,987

Total Liabilities	730,085	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares
authorized, 9,993,969 shares issued and outstanding	99,940	99,940
Capital in excess of par value	19,813,569	19,813,569
Retained deficit	(16,891,494)	(16,795,347)

Total Stockholders' Equity	3,022,015	3,118,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,752,100	$ 3,450,960
	============	===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2006	2005
		(Restated)
REVENUE:
Oil and gas sales	$ 603,555	$ 338,350

EXPENSES:
Production costs and related taxes	585,359	84,836
General and administrative	114,858	152,394
Depreciation, depletion and amortization	61,962	45,988

Total Expenses	762,179	283,218

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(158,624)	55,132

OTHER INCOME (EXPENSE):
Interest and other income	3,136	2,834
Interest and other expense	(102)	(133)

Total Other Income (Expense)	3,034	2,701

INCOME (LOSS) BEFORE INCOME TAXES	(155,590)	57,833

CURRENT TAX (EXPENSE) BENEFIT	-	-

DEFERRED TAX (EXPENSE) BENEFIT	59,443	(21,498)

NET INCOME (LOSS)	$ (96,147)	$ 36,335
	==============	==============

NET INCOME (LOSS) PER COMMON SHARE	$ (0.01)	$ 0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$ (96,147)	$ 36,335
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	61,962	45,988
Deferred income tax expense (benefit)	(59,443)	21,498
Changes in assets and liabilities:
Decrease in joint interest and trade accounts receivable	137,772	51,786
Decrease in prepaid assets	5,384	3,807
Increase in joint interest and trade accounts payable	338,409	15,698
Decrease in accrued payroll taxes	-	(44,086)
Increase in accrued taxes	61,343	24,765

Net Cash Provided by Operating Activities	449,280	155,791

Cash Flows From Investing Activities:
Investment in oil and gas properties	(846)	-
Purchase of property and equipment	-	(3,428)

Net Cash (Used) by Investing Activities	(846)	(3,428)

Cash Flows From Financing Activities:
Payments to notes payable	(2,465)	(2,433)

Net Cash (Used) by Financing Activities	(2,465)	(2,433)

Net Increase in Cash	445,969	149,930

Cash at Beginning of Year	706,382	420,321

Cash at End of Year	$ 1,152,351	$ 570,251
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$ 102	$ 142
	=============	=============
Income Taxes	$ -	$ -
	=============	=============

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the three months ended March 31, 2006:
None

For the three months ended March 31, 2005:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.  The March 31, 2005 financial statements have been restated to give effect to audit adjustments made for the year ended December 31, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

	March 31, 2006	December 31, 2005

Office Equipment	$ 5,315	$ 5,315
Transportation equipment	48,905	48,905

	54,220	54,220
Less: accumulated depreciation	(32,408)	(29,697)

	$ 21,812	$ 24,523
	===========	===========

Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $2,711 and $2,877, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $59,251 and $43,111 for the three months ended March 31, 2006 and 2005, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $17,117 at March 31, 2006.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

March 31,	Principal Due

2007	$ 10,004
2008	8,482
2009	-
2010	-

$ 18,486
============

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid a director/shareholder of the Company $1,500 and $-0- as director’s fees during the three months ended March 31, 2006 and 2005, respectively.

The Company paid an officer/shareholder of the Company $15,000 and $20,000 as director’s fees during the three months ended March 31, 2006 and 2005, respectively.

NOTE 6 - CONCENTRATIONS OF CREDIT RISKS

As of March 31, 2006, the Company had cash balances in excess of federally insured amounts of $1,062,229.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) is recorded based on annualized interim results.  The components of income tax expense are as follows:

	For the Three Months Ended March 31,
	2006	2005
Current tax (expense) benefit	$ -	$ -
Deferred tax (expense) benefit	59,443	(21,498)

Total income tax (expense) benefit	$ 59,443	$ (21,498)
	==========	==========

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - NET INCOME (LOSS) PER SHARE

The following data show the amounts used in computing net income (loss) per share:

	For the Three Months Ended March 31,

	2006	2005

Net Income (Loss) available to common stockholders (numerator)	$ (96,147)	$ 36,335

Weighted average number of common shares outstanding
used in income per share for the period (denominator)	9,993,969	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at March 31, 2006 or 2005.