Form 10QSB
period 2006-06-30
UNIOIL
filed 2006-08-18
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     _______       to ____________

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

Yes [  ]  No [X]

As of August 1, 2006, 9,541,469 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

RISK FACTORS

          Industry Risks

          As an operator of and interest holder in a number of producing oil and gas wells, the Company’s products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom.  The Company is a relatively small producer and its position in the industry is insignificant.  The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers.  Such companies have substantially greater resources and expertise and significant competitive advantages over the Company.  The Company’s ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors.  The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time.  Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells.  If no such facilities exist, a well may be shut in even though capable of production.  As of June 30, 2006, none of the gas-producing wells in which the Company had an interest was shut in.  As of that date, moreover, the Company had gas and oil contracts in place for all the production from the wells in which the Company had an interest.

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

          Of the currently issued and outstanding shares of common stock of the Company, approximately 7,802,000 shares (approximately 82% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of, only two individuals. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions by either or both of those persons can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Should either or both of such persons choose to sell a large number of shares over a short period of time, the market price for the shares could be significantly depressed.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

See attached Financial Statements and Schedules.

Item 2.  Management's Discussion and Analysis or Plan of Operation

          As a result of audit adjustments recorded as of and for the year ended December 31, 2005, the financial statements for the interim periods of that year have been restated to conform to the annual presentation. The following discussion and analysis gives effect to these restated financial statements for the quarter ended June 30, 2006.

          Liquidity and Capital Resources

          In the six months ended June 30, 2006, Unioil (the “Company”) had two primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $1,016,711 at June 30, 2006.  This compares to $706,382 at December 31, 2005, the end of the Company’s most recently completed fiscal year.

          The Company’s second primary source of liquidity was cash flow from operations.  This amount is used by the Company to analyze operating performance, leverage and liquidity.  For the six months ended June 30, 2006, the Company’s average monthly cash flow from operations was $87,640. This figure compares to average monthly cash flow from ongoing operations of $43,157 for the six months ended June 30, 2005. The Company used this improved cash flow to finance internally generated projects on Company property.

          At June 30, 2006, the Company’s net working capital had increased to $874,033 as compared to $743,041, at December 31, 2005.  This increase is primarily attributable to the cashflow associated with the Company’s refracturing of five existing oil-and-gas wells during the first quarter of 2006 and the continued improvement in oil and gas prices.  Those  refracturings continue the Company’s plan for the development of its assets, with the expenditures being made with internally generated cash flow.

          Management anticipates a further program of well refracturings. Management is engaged in an active evaluation of options for a combination of financial arrangements for that program, as well as for the drilling of new wells.  During July 2006, the company has commenced operations on refracturing additional existing Company-operated wells.

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

          Results of Operations

          The Company holds up to a 27.5% after-payout working interest in 43 wells drilled under the Unioil/Prima Agreement.  See Exhibits 10.1, 10.2, 10.3 and 10.4.  At June 30, 2006, 27 of the 43 wells had reached payout. At June 30, 2005, 22 of the 43 wells had reached payout.

          The Company’s revenues from oil and gas sales increased by $344,621 and $609,826 to $719,221 and $1,322,776 from $374,600 and $712,950 (as restated) for the quarter and six months ended June 30, 2006 and 2005, respectively.    This increase in revenues was attributable primarily to the increase in production resulting from the Company’s completion of a previously uncompleted zone in an existing well and to the refracturing of an existing zone in a second well in late 2005, and the refracturing of two additional existing wells in the last two weeks of March, 2006.  Revenues also increased as a result of: (1) the refracturing of five wells operated by Petro-Canada; (2) the wells drilled in previous years that had reached payout under the Unioil/Prima Agreement; and (3) increases in the prices of oil and natural gas.

          Costs of production increased by $30,312 and $530,835 to $123,619 and $708,978 from $93,307 and $178,143 for the quarter and six months ended June 30, 2006 and 2005, respectively.  This increase in production costs is primarily attributable to the Company’s expenditure of $448,608 in the refracturing of five existing oil-and-gas wells during the first quarter of 2006.  Of these amounts, $341,157 was expended on the refracturing of two Unioil operated wells and $107,451 on refracturing of wells operated by another operator.  The increase was also attributable to the additional operating costs associated with 5 additional Unioil/Prima Agreement  wells achieving payout, the Company’s share of operating cost on a newly drilled well,  a recompleted well and the refracturing of 3 Company-operated wells, not included in the 2005 operating costs.

          The Company’s general and administrative expenses decreased by $28,662 to $162,251 from $190,913 (as restated) for the quarter ended June 30, 2006 and 2005, respectively.  However, expenses decreased more significantly by $66,198 to $277,109 from $343,307 (as restated) for the six months ended June 30, 2006 and 2005, respectively.  The decrease is attributable primarily to decreases in professional fees associated with the extensive use of outside consultants for 2005 resulting in additional legal fees, as well as audit, accounting and professional expenses associated with the effort to bring the Company’s filings current and additional costs associated with a proposed drilling deal that was presented on terms that were unacceptable to management.

          Depreciation, depletion and amortization expenses increased by $38,516 and $54,490 to $83,034 and $144,996 from $44,518 and $90,506 (as restated) for the quarter and six months ended June 30, 2006 and 2005, respectively. This increase is primarily a result of increases in the production from existing wells and the additional production from the wells that had reached payout under the Unioil/Prima Agreement and increases associated with the drilling, recompletion and refracturing activities discussed above.

          Interest and other expenses were $73 and $175 compared to $130 and $263 for the quarter and six months ended June 30, 2006 and 2005, respectively.  The decrease in these expenses is attributable primarily to the reduction in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation on a Company owned vehicle.

          The Company realized an increase in net income of $297,807 and $165,325 to $328,808 and $232,661 for the quarter and six months ended June 30, 2006, as compared to $31,001 and $67,336 (as restated) for the corresponding periods of 2005.  The increase in net income for the quarter and six months ended June 30, 2006, as compared to the corresponding period of the previous fiscal year, is attributable primarily to increases in revenues and the other items discussed above and the collection of 452,500 shares of common stock valued at $181,000 which has been accounted for as a recovery of misappropriation loss.

          Prior Period Adjustments

          The Company has restated prior years' financial statements to reflect the removal from its full cost pool of certain proved undeveloped reserves which had been included in reserve reports for prior years.  The cumulative effect was additional cost-ceiling write offs of $2,232,554, which in turn results in decreased depreciation, depletion and amortization in subsequent periods.  Depreciation, depletion and amortization as restated totaled $44,518 and $90,506 for the quarter and six months ended June 30, 2005, as compared to the previously reported amount of $48,982 and $106,548, respectively.

          The comparative period of the previous years' financial statements were also corrected for errors in the recognition of revenue and costs of revenue for the Company’s non-operated wells, the effect of which was to increase net income in the quarter ended June 30, 2005 by $7,841, while decreasing net income for the six month period ended June 30, 2005 by $48,352.

          The Company's previous assessment of the likelihood of realization of its deferred tax assets which resulted in recording a full valuation allowance had been based upon a misinterpretation of the requirements of FASB 109 to evaluate the likelihood of utilization of operating loss carryforwards and to record a deferred tax asset accordingly.   Consequently, the Company had recorded a reduction in its deferred tax asset valuation allowance as the correction of an error, resulting in a decrease of $1,439,347 in the retained earnings deficit at December 31, 2003.

          This corrected valuation allowance from previous years resulted in  the comparative period of the previous years' financial statements being restated to record deferred income tax expense of $18,179 for the quarter and $39,677 for the six month period ended June 30, 2005.

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

          As a result of his review and evaluation as of the end of the period covered by this Report (the “Evaluation Date”), and subject to the inherent limitations described above, the Company’s chief executive officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are ineffective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          The Company did not maintain effective controls over the segregation of duties in its manual and computer-based business processes which would mitigate the risk of management override of disbursement controls.

          A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          The current status of the Company's internal control remediation is as follows:

Currently, the Company’s chief executive officer and the Company’s Treasurer, the only full-time employee, continue to have sole responsibility for the Company’s receipts and disbursements.  The Company’s chief executive officer, moreover, is not involved on a day-to-day basis in the financial transactions of the Company, and does not spend a significant amount of time in the Company's offices.  See “Risk Factors – Management Risks.”  The Company does not employ any other parties on an in-house basis to prepare the Company’s financial statements and periodic public filings.  Such reliance upon the Company’s only full-time employee impairs the Company’s ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting and, therefore, impairs the effectiveness of the Company’s disclosure controls and procedures.

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

          During the quarter and six months ended June 30, 2006, the Company engaged a CPA firm to act as a consultant to the Company on matters of accounting procedures and disclosures.  The engagement of this consultant has mitigated control deficiencies related to the level of accounting knowledge, experience and training in the application of generally accepted accounting principles for existing Company personnel identified by management in its December 31, 2005 control assessment. Specifically, the following deficiencies were addressed during the quarter and six months ended June 30, 2006:  accounting for income taxes, recording of revenue, and financial statement presentation of operator revenues.  In addition, the consultant will act as project coordinator to ensure more timely Company filings.

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

          By Order dated May 1, 2006, Mr. Jones was required to deliver within 10 days thereafter his certificate for common stock in Unioil to Unioil’s counsel.  Mr. Jones failed to do so, but Unioil obtained an Order requiring Mr. Jones and his wife to appear at a hearing on July 7, 2006 for their depositions and to produce all documents previously requested, including Mr. Jones’ stock certificate.  On or about June 29, 2006, Unioil’s counsel did receive that stock certificate from Mr. Jones.  Mr. Jones’ certificate represents 452,500 shares of common stock of the Company after the one-for-ten reverse stock split that was effective December 29, 2005.  As a result of information and documents received from Mr. Jones during his deposition on July 7, 2006, management continues to be of the opinion that the amount of the Judgment with accrued interest substantially exceeds the remaining assets of Mr. Jones that would be available for collection. Therefore, management does not believe that Unioil will be able to collect all or substantially all of this Judgment.

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

                                                                                         UNIOIL

Date:  August 18, 2006                                                          /s/ Charles E. Ayers, Jr.
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

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

UNIOIL

CONTENTS

                                                                                                                                           PAGE

—        Unaudited Condensed Balance Sheets,
                    June 30, 2006 and December 31, 2005                                                      2

—        Unaudited Condensed Statements of Operations,
                    For the three months and six months
                    ended June 30, 2006 and 2005                                                                  3

—        Unaudited Condensed Statements of Cash Flows,
                   For the six months ended June 30, 2006 and 2005                                      4

—        Notes to Unaudited Condensed Financial Statements                                    5 - 7

UNIOIL
UNAUDITED CONDENSED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$ 1,016,711	$ 706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $ 7,610 and $6,777, respectively	270,676	346,297
Prepaid assets	345	9,662
Current deferred tax asset	2,820	2,511
Total Current Assets	1,290,552	1,064,852

PROPERTY AND EQUIPMENT, net	19,100	24,523

INVESTMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,208,098	1,137,118

DEFERRED TAX ASSETS	1,074,907	1,224,467

TOTAL ASSETS	$ 3,592,657	$ 3,450,960
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$ 9,677	$ 9,964
Joint interest and trade accounts payable	96,929	95,354
Accrued taxes	309,913	216,493
Total Current Liabilities	416,519	321,811

NOTE PAYABLE, less current portion	6,315	10,987
Total Liabilities	422,834	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares
authorized, 9,541,469 shares issued and outstanding	95,415	99,940
Capital in excess of par value	19,637,094	19,813,569
Retained deficit	(16,562,686)	(16,795,347)
Total Stockholders' Equity	3,169,823	3,118,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,592,657	$ 3,450,960
	=============	=============

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)

REVENUE:
Oil and gas sales	719,221	374,600	1,322,776	712,950

EXPENSES:
Production costs and related taxes	123,619	93,307	708,978	178,143
General and administrative	162,251	190,913	277,109	343,307
Depreciation, depletion and amortization	83,034	44,518	144,996	90,506
Total Expenses	368,904	328,738	1,131,083	611,956

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	350,317	45,862	191,693	100,994

OTHER INCOME (EXPENSE)
Interest and other income	6,258	3,448	9,394	6,282
Recovery of misappropriation loss	181,000	-	181,000	-
Interest and other expense	(73)	(130)	(175)	(263)
Total Other Income (Expense)	187,185	3,318	190,219	6,019

INCOME BEFORE INCOME TAXES	537,502	49,180	381,912	107,013

CURRENT TAX (EXPENSE) BENEFIT

DEFERRED TAX (EXPENSE) BENEFIT	(208,694)	(18,179)	(149,251)	(39,677)

NET INCOME	328,808	31,001	232,661	67,336
	========	========	========	========

NET INCOME PER COMMON SHARE	$ 0.03	$ 0.00	$ 0.02	$ 0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net income	$ 232,661	$ 67,336
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	144,996	90,506
Deferred income tax	149,251	39,677
Recovery of misappropriation loss	(181,000)	-
Changes in assets and liabilities:
Decrease in joint interest and trade accounts receivable	75,621	41,758
Decrease in prepaid assets	9,317	3,615
Increase in joint interest and trade accounts payable	1,575	34,705
Decrease in accrued payroll taxes	-	(44,834)
Increase in accrued taxes	93,420	26,179

Net Cash Provided by Operating Activities	525,841	258,942

Cash Flows From Investing Activities:
Investment in oil and gas properties	(210,553)	-
Purchase of property and equipment	-	(3,428)

Net Cash (Used) by Investing Activities	(210,553)	(3,428)

Cash Flows From Financing Activities
Payments of notes payable	(4,959)	(4,871)

Net Cash (Used) by Financing Activities	(4,959)	(4,871)

Net Increase in Cash	310,329	250,643

Cash at Beginning of Period	706,382	420,321

Cash at End of Period	$1,016,711	$ 670,964
	==========	=========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$ 175	$ 263
	==========	==========
Income Taxes	$ -	$ -
	==========	==========

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30:	none	none

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.  The June 30, 2005 financial statements have been restated to give effect to audit adjustments made for the year ended December 31, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                                                                               June 30,          December 31,
                                                                                                 2006                     2005
                                                                                         ___________      ___________
            Office Equipment                                                   $        5,315         $         5,315
            Transportation equipment                                               48,905                  48,905
                                                                                         ___________      ___________
                                                                                                  54,220                 54,220
                  Less:  accumulated depreciation                               (35,120)              (29,697)
                                                                                        ___________       ___________
                  Total                                                               $       19,100         $      24,523
                                                                                         =========        ==========

Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $5,423 and $5,794, respectively.

NOTE 3 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $139,573 and $84,712 for the six months ended June 30, 2006 and 2005, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $14,672 at June 30, 2006.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

                                   June 30,                              Principal Due
                             ___________                          ___________
                                    2007                                 $          9,677
                                    2008                                             6,315
                                    2009                                                    -
                                    2010                                                    -
                                                                             ___________
                                                                             $        15,992
                                                                             ==========

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid a director/shareholder of the Company $3,000 and $-0- as director’s fees during the six months ended June 30, 2006 and 2005, respectively.

The Company paid an officer/shareholder of the Company $30,000 and $30,000 as director’s fees during the three months ended June 30, 2006 and 2005, respectively.

NOTE 6 - CONCENTRATIONS OF CREDIT RISKS

As of June 30, 2006, the Company had cash balances in excess of federally insured amounts of $947,380.

NOTE 7 - INCOME TAXES

Income tax expense is recorded based on annualized interim results.  The components of income tax expense are as follows:

                                                                                       For the Six Months Ended June 30,
                                                                                  _______________________________
                                                                                             2006                         2005
                                                                                                                           (Restated)
Current tax (expense) benefit                                                        -                                  -
Deferred tax (expense) benefit                                       $ (149,251)                 $  (39,677)

Total income tax (expense) benefit                                 $ (149,251)                 $  (39,677)
                                                                                     ========                 ========

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME PER SHARE

The following data show the amounts used in computing income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Income available to common shareholders (numerator)	$ 328,808	$ 31,001	$ 232,661	$ 67,336

Weighted average number of common shares outstanding used in computation of income per share (denominator)	9,988,996	9,993,969	9,991,469	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at June 30, 2006 or 2005.

NOTE 9 – LITIGATION SETTLEMENT RECOVERY

On June 29, 2006, Unioil received 452,500 shares of its common stock previously held by a former officer in partial satisfaction of a judgment against the officer in favor of the Company.  Due to the uncertainty of collection of any part of the outstanding judgment, the Company had, in previous periods, charged all amounts receivable from the former officer to operations.  With the receipt of these shares, which are held in treasury at June 30, 2006 but accounted for as having been cancelled, the Company has recorded income from litigation settlement in an amount equal to the fair value of the stock on the date of the recovery.