Form 10QSB
period 2006-09-30
UNIOIL
filed 2006-11-22
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [   ]  No [X]

As of November 13, 2006, 9,541,469 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

RISK FACTORS

          Industry Risks

          As an operator of and interest holder in a number of producing oil and gas wells, the Company’s products consist of unrefined petroleum products such as crude oil, natural gas and condensates therefrom.  The Company is a relatively small producer and its position in the industry is insignificant.  The oil and gas industry is very competitive and is dominated by a number of large producers, refiners and retailers.  Such companies have substantially greater resources and expertise and significant competitive advantages over the Company.  The Company’s ability to market its products, and the prices at which it can market them, are subject to numerous factors and conditions existing in the industry over which the Company has no control. Crude oil prices are determined on worldwide markets and are constantly fluctuating based on a number of political and economic factors.  The Company can sell its oil only to large refineries, oil companies and other users at whatever the prevailing price in such markets is at the time.  Also, natural gas is generally sold to a gas processing company that has pipelines and other distribution facilities sufficiently nearby to connect to the wells.  If no such facilities exist, a well may be shut in even though capable of production.  As of September 30, 2006, none of the gas-producing wells in which the Company had an interest was shut in.  As of that date, moreover, the Company had gas and oil contracts in place for all the production from the wells in which the Company had an interest.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

          See attached Financial Statements and Schedules.

Item 1A.  Pending Tender Offer and Merger

          As discussed in the Financial Statements submitted with this Report (“NOTE 11 – SUBSEQUENT EVENTS”) and as of the date of the filing of this Report, a tender offer is pending to acquire one hundred percent (100%) of the issued and outstanding shares of the Company’s common stock.  After the tender offer, a merger is expected to occur whereby the Company would  be the surviving corporation, but would apply for termination of the registration of its common stock under the Securities Exchange Act of 1934.  The pending tender offer and merger are more particularly described in the report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 25, 2006 and the Schedule 14D-9 filed by the Company with the Securities and Exchange Commission on November 3, 2006.  That report on Form 8-K and that Schedule 14D-9 are incorporated herein by reference and include complete copies of the Tender Offer Agreement and the Stockholder Tender Agreement discussed below as Exhibits 2.1 and 2.2, respectively, to the Form 8-K Report.

          On October 19, 2006, the Company entered into a Tender Offer Agreement with Petroleum Development Corporation ("PDC") and Wattenberg Acquisition Corporation, a wholly-owned subsidiary of PDC ("PDC Sub"), whereby PDC Sub commenced a tender offer on November 3, 2006 for all of the issued and outstanding shares of the Company’s common stock for $1.91 per share, all in cash.  That Tender Offer is expected to be followed by a merger of PDC Sub with the Company in which any of the Company’s shares not purchased by PDC Sub in the offer will be converted into the right to receive $1.91 per share, all in cash. Following the tender offer and merger, the Company would be a wholly-owned subsidiary of PDC.

          As an inducement for PDC and PDC Sub to enter into the Tender Offer Agreement, Charles E. Ayers, Jr., the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, and four members of his family (the “Principal Stockholders”), have entered into a Stockholder Tender Agreement with PDC dated as of October 19, 2006 (the “Stockholder Tender Agreement”). To the knowledge of the Company, the Principal Stockholders collectively own of record 7,801,939 shares of the Company’s common stock. Of this total, Charles E. Ayers, Jr. owns 6,851,983 shares and each of the four members of his family who are party to the Stockholder Tender Agreement own 237,489 shares.

          If more than 90% of the issued and outstanding Unioil common stock is acquired by PDC Sub in the offer, the merger may be effected without approval of or notice to the remaining stockholders of the Company.  If less than 90% of the issued and outstanding shares of the Company common stock is acquired by PDC Sub in the offer, the merger will require approval by holders of a majority of the Company’s common stock, which approval will be assured because of the Principal Stockholders’ commitment to tender shares representing approximately 82% of the issued and outstanding shares of the Company’s common stock to PDC Sub pursuant to the Stockholder Tender Agreement.

          The closing of the tender offer is conditioned upon, among other things, (i) there being no proceeding or governmental action challenging the acquisition of the Company by PDC and PDC Sub, (ii) no material adverse effect having occurred with respect to the Company, (iii) there being no material inaccuracies in the Company’s representations and warranties in the Tender Offer Agreement nor any breach of any material obligation, and (iv) the Stockholder Agreement to Tender being in full force and effect with no material breach by the Principal Stockholders thereunder. The Tender Offer Agreement may also be terminated under certain circumstances, as set forth in the Tender Offer Agreement.

          As a result of the proposed merger, all of the current officers and directors of the Company are expected to take such actions as are necessary to cause them to be replaced as officers and directors of the Company by persons chosen for those positions by PDC and PDC Sub.

          Under the Tender Offer Agreement, PDC and PDC Sub agreed to permit the current management of the Company to retain from revenue received or to be received by the Company in the ordinary course of business an amount of cash to pay professional fees and costs and to pay bonuses to certain employees, consultants, advisors and independent contractors who are not and will not be shareholders of the Company.  The parties agreed that those bonuses, together with professional fees and costs related to the transactions contemplated under that Agreement shall not exceed One Million One Hundred and Three Thousand Dollars ($1,103,000) in the aggregate.

          The foregoing summary of certain provisions of the Tender Offer Agreement and the Stockholder Tender Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, filed as Exhibits (d)(1) and (d)(2), respectively, to the Tender Offer Statement (Schedule TO) filed by PDC and PDC Sub with the SEC on November 3, 2006 and as Exhibits (e)(1) and (e)(2), respectively, to the Schedule 14D-9 filed by the Company with the SEC on the same date.

Item 2.  Management's Discussion and Analysis or Plan of Operation

          As a result of audit adjustments recorded as of and for the year ended December 31, 2005, the financial statements for the interim periods of that year have been restated to conform to the annual presentation. The following discussion and analysis gives effect to these restated financial statements for the quarter ended September 30, 2006.

          Liquidity and Capital Resources

          In the nine months ended September 30, 2006, Unioil (the “Company”) had two primary sources of liquidity.  The first was the Company’s cash position, held primarily in demand-deposit bank accounts.  Cash was $668,811 at September 30, 2006.  This compares to $706,382 at December 31, 2005, the end of the Company’s most recently completed fiscal year.

          The Company’s second primary source of liquidity was cash flow from operations.  This amount is used by the Company to analyze operating performance, leverage and liquidity.  For the nine months ended September 30, 2006, the Company’s average monthly cash flow from operations was $29,388. This figure compares to average monthly cash flow from ongoing operations of $72,067 for the nine months ended September 30, 2005. The Company continues to utilize its positive operating cash flow to finance internally generated projects on Company property.

          At September 30, 2006, the Company’s net working capital had increased to $1,049,932 as compared to $743,041, at December 31, 2005.  This increase is primarily attributable to the cash flow generated from improved production due to the refracturing of five existing oil-and-gas wells (including two wells operated by the Company) during the first quarter of 2006 and the continued improvement in oil and gas prices.  Those refracturings on Company-operated wells continue the Company’s plan for the development of its assets, with the expenditures being made with internally generated cash flow.   Accounts receivable at September 30, 2006 includes approximately $132,000 in refracturing charges for which other joint interest owners in Company-operated wells are responsible.  During the third quarter of 2006, the Company completed refracturing operations on three of its Company-operated wells.

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

          Results of Operations

          The Company holds up to a 27.5% after-payout working interest in 43 wells drilled under the Unioil/Prima Agreement.  See Exhibits 10.1, 10.2, 10.3 and 10.4.  At September 30, 2006, 40 of the 43 wells had reached payout. At September 30, 2005, 26 of the 43 wells had reached payout.

          The Company’s revenues from oil and gas sales increased by $968,203 and $1,578,029 to $1,369,637 and $2,692,413 from $401,434 and $1,114,384 (as restated) for the quarter and nine months ended September 30, 2006, respectively, as compared to the corresponding periods of 2005.  This increase in revenues was attributable primarily to the increase in production resulting from the Company’s completion of a previously uncompleted zone in an existing well and to the refracturing of an existing zone in a second well in late 2005, the refracturing of two additional existing wells in the last two weeks of March, 2006, and the refracturing of three additional existing wells in the third quarter of 2006.  Revenues also increased as a result of: (1) the refracturing of six wells operated by Petro-Canada; (2) the wells drilled in previous years that had reached payout under the Unioil/Prima Agreement; and (3) increases in the prices of oil and natural gas.

          Costs of production increased by $756,295 and $1,287,130 to $853,100 and $1,562,078  from $96,805 and $274,948 for the quarter and nine months ended September 30, 2006, respectively, as compared to the corresponding periods of 2005.  This increase in production costs is primarily attributable to the Company’s expenditure of approximately $1,276,807 in the refracturing of a total of 11 existing oil-and-gas wells during the first and third quarters of 2006.  Of this amount, approximately $1,131,000 was spent on a total of five Unioil operated wells, and approximately $146,000 was spent on six wells operated by another operator.  The increase was also attributable to the additional operating costs associated with 12 additional Unioil/Prima Agreement wells achieving payout, as well as the Company’s share of operating costs for newly drilled and recompleted wells, not included in the 2005 operating costs.

          The Company’s general and administrative expenses increased by $83,404 to $266,898 from $183,494 (as restated) for the quarter ended September 30, 2006, as compared to the corresponding period of 2005.  General and administrative expenses increased by $17,206 to $544,007 from $526,801 (as restated) for the nine months ended September 30, 2006, as compared to the corresponding period of 2005.  The increase is primarily attributable to the payment of a bonus to the Company's chief executive officer, offset by decreases in professional fees.  The previous years' professional fees included legal, audit, accounting and other professional expenses associated with the effort to bring the Company’s filings current and additional costs associated with a proposed drilling deal that was presented on terms that were unacceptable to management.

          Depreciation, depletion and amortization expenses (“DD&A”) increased by $16,121 and $70,611 to $78,758 and $223,754 from $62,637 and $153,143 (as restated) for the quarter and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.  The increase in DD&A results from the additional production from the wells that had reached payout under the Unioil/Prima Agreement and increases associated with the drilling, recompletion and refracturing activities discussed above.

          Interest and other expenses were $78 and $253 for the quarter and nine months ended September 30, 2006 as compared to $110 and $373 for the corresponding periods of 2005.  The decrease in these expenses is attributable primarily to the reduction in the outstanding balance of the Company’s indebtedness to Ford Credit Corporation on a Company owned vehicle.

          The Company realized an increase in net income of $79,541 and $133,786 to $121,742 and $243,323 for the quarter and nine months ended September 30, 2006, as compared to $42,201 and $109,537 (as restated) for the corresponding periods of 2005.  The increase in net income for the quarter and nine months ended September 30, 2006, as compared to the corresponding periods of the previous fiscal year, is attributable primarily to increases in revenues and the other items discussed above.

          Prior Period Adjustments

          The Company has restated prior years' financial statements to reflect the removal from its full cost pool of certain proved undeveloped reserves which had been included in reserve reports for prior years.  The cumulative effect was additional cost-ceiling write offs of $2,232,554, which in turn results in decreased depreciation, depletion and amortization in subsequent periods.  Depreciation, depletion and amortization as restated totaled $62,637 and $153,143 for the quarter and nine months ended September 30, 2005, respectively, as compared to the previously reported amount of $48,203 and $154,751, respectively.

          The comparative periods of the previous years' financial statements were also corrected for errors in the recognition of revenue and costs of revenue for the Company’s non-operated wells, the effect of which was to increase net income in the quarter ended September 30, 2005 by $4,149, while decreasing net income for the nine month period ended September 30, 2005 by $44,203.

          The Company's previous assessment of the likelihood of realization of its deferred tax assets which resulted in recording a full valuation allowance had been based upon a misinterpretation of the requirements of FASB 109 to evaluate the likelihood of utilization of operating loss carryforwards and to record a deferred tax asset accordingly.  Consequently, the Company has recorded a reduction in its deferred tax asset valuation allowance as the correction of an error, resulting in a decrease of $1,439,347 in the retained earnings deficit at December 31, 2003.

          This corrected valuation allowance from previous years resulted in  the comparative periods of the previous years' financial statements being restated to record deferred income tax expense of $20,409 for the quarter and $60,086 for the nine month period ended September 30, 2005.

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

          As a result of his review and evaluation as of the end of the period covered by this Report (the “Evaluation Date”), and subject to the inherent limitations described above, the Company’s chief executive officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

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

          During the quarter ended June 30, 2006, the Company engaged a CPA firm to act as a consultant to the Company on matters of accounting procedures and disclosures.  The engagement of this consultant has mitigated control deficiencies related to the level of accounting knowledge, experience and training in the application of generally accepted accounting principles for existing Company personnel identified by management in its December 31, 2005 control assessment. Specifically, the following deficiencies have been addressed since engaging this consultant:  accounting for income taxes, recording of revenue, and financial statement presentation of operator revenues.  In addition, the consultant will act as project coordinator to ensure more timely Company filings.

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

          By Order for Default Judgment dated March 10, 2006, the District Court in and for Weld County, Colorado, entered a Judgment against Mr. Jones in the total amount of $595,828. The Judgment further provided that the damages awarded would accrue interest at the statutory rate of 8% per annum compounded annually from the date of the wrongful withholding, misappropriation or unlawful conversion of the relevant funds by Mr. Jones. By applicable rules, all such judgments are automatically stayed for a period of 15 days before any collection activity can begin. As of the date of filing of this Report, that 15-day period had expired. Unioil, therefore, may continue to pursue collection efforts.

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

                                                                                      UNIOIL

Date: November 20, 2006	/s/ Charles E. Ayers, Jr.
Charles E. Ayers, Jr., Chairman
(on behalf of the registrant, and as principal executive
officer, principal financial officer, and principal
accounting officer of the registrant)

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

UNIOIL

CONTENTS

PAGE

Unaudited Condensed Balance Sheets,	17
September 30, 2006 and December 31, 2005

Unaudited Condensed Statements of Operations,	18
For the three months and nine months
ended September 30, 2006 and 2005

Unaudited Condensed Statements of Cash Flows,	19
For the nine months ended September 30, 2006 and 2005

Notes to Unaudited Condensed Financial Statements	20-23

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$668,811	$706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $ 7,024 and $ 6,777, respectively	1,018,909	346,297
Prepaid assets	18,236	9,662
Current deferred tax asset	2,820	2,511

Total Current Assets	1,708,776	1,064,852

PROPERTY AND EQUIPMENT, net	16,390	24,523

INVESTMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,216,113	1,137,118

DEFERRED TAX ASSETS	1,082,454	1,224,467

TOTAL ASSETS	$4,023,733	$3,450,960
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$10,099	$9,964
Joint interest and trade accounts payable	296,916	95,354
Accrued taxes	351,829	216,493

Total Current Liabilities	658,844	321,811

NOTE PAYABLE, less current portion	3,404	10,987

Total Liabilities	662,248	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized,
9,541,469 and 9,993,969 shares issued and outstanding, respectively	95,415	99,940
Capital in excess of par value	19,818,094	19,813,569
Retained deficit	(16,552,024)	(16,795,347)

Total Stockholders' Equity	3,361,485	3,118,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,023,733	$3,450,960
	=============	=============

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)	(restated)	(restated)

REVENUE:
Oil and gas sales	1,369,637	401,434	2,692,413	1,114,384

EXPENSES:
Production costs and related taxes	853,100	96,805	1,562,078	274,948
General and administrative	266,898	183,494	544,007	526,801
Depreciation, depletion and amortization	78,758	62,637	223,754	153,143

Total Expenses	1,198,756	342,936	2,329,839	954,892

INCOME BEFORE OTHER INCOME (EXPENSE)	170,881	58,498	362,574	159,492

OTHER INCOME (EXPENSE):
Interest and other income	13,312	4,222	22,706	10,504
Interest and other expense	(78)	(110)	(253)	(373)

Total Other Income (Expense)	13,234	4,112	22,453	10,131

INCOME BEFORE INCOME TAXES	184,115	62,610	385,027	169,623

CURRENT TAX (EXPENSE) BENEFIT

DEFERRED TAX (EXPENSE) BENEFIT	(62,373)	(20,409)	(141,704)	(60,086)

NET INCOME	$121,742	$42,201	$243,323	$109,537
	===========	===========	===========	===========

NET INCOME PER COMMON SHARE	$0.01	$0.00	$0.02	$0.01
	===========	===========	===========	===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Restated)	(Restated)

Cash Flows From Operating Activities:
Net income	$243,323	$109,537
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	223,754	153,143
Deferred income tax	141,704	60,086
Changes in assets and liabilities:
(Increase) decrease in joint interest and trade
accounts receivable	(672,612)	40,736
(Increase) in prepaid assets	(8,574)	(847)
Increase in joint interest and trade accounts payable	201,562	375,552
(Decrease) in accrued payroll taxes	-	(44,834)
Increase (decrease) in accrued taxes	135,336	(44,767)

Net Cash Provided by Operating Activities	264,493	648,606

Cash Flows From Investing Activities:
Investment in oil and gas properties	(294,616)	(249,410)
Proceeds from sale of oil and gas producing property	-	7,000

Net Cash (Used) by Investing Activities	(294,616)	(242,410)

Cash Flows From Financing Activities:
Payments of notes payable	(7,448)	(7,328)

Net Cash (Used) by Financing Activities	(7,448)	(7,328)

Net Increase (decreased) in Cash	(37,571)	398,868

Cash at Beginning of Period	706,382	420,321

Cash at End of Period	$668,811	$819,189
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$253	$351
	=============	=============
Income Taxes	$-	$-
	=============	=============

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30:	none	none

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made. The September 30, 2005 financial statements have been restated to give effect to audit adjustments made for the year ended December 31, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - BACK PAYMENT OF INTERESTS IN NON-OPERATED WELLS

During 2006, the Company contacted Petro-Canada to get updates as to the payout status of wells drilled under the terms of a farm-out agreement.  Petro-Canada subsequently updated the payout status of two of the drilling packages that resulted in the Company receiving approximately $475,000 in revenues less approximately $75,000 in operating expenses during November 2006.  These amounts have been accrued in the quarter ended September 30, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

	September 30,	December 31,
	2006	2005

Office Equipment	$5,315	$5,315
Transportation equipment	48,905	48,905

	54,220	54,220
Less: accumulated depreciation	(37,830)	(29,697)

	$16,390	$24,523
	============	============

Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $8,133 and $8,761, respectively.

NOTE 4 - OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $215,621 and $144,382 for the nine months ended September 30, 2006 and 2005, respectively.

UNIOIL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - NOTE PAYABLE

In January 2003, the Company signed a note payable in the amount of $48,905 to a financing institution.  The note is secured by a vehicle with a net book value of $12,226 at September 30, 2006.  The note has an annual interest rate of 1.9% and matures in January 2008.

The note payable matures as follows for the twelve-month periods ended:

September 30,	Principal Due

2007	$10,099
2008	3,404
2009	-
2010	-

$13,503

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid a director/shareholder of the Company $4,500 and $-0- as director’s fees during the nine months ended September 30, 2006 and 2005, respectively.

The Company paid an officer/shareholder of the Company $45,000 and $40,000 as director’s fees during the nine months ended September 30, 2006 and 2005, respectively.  The Company also paid this officer/shareholder of the Company $137,589 and $-0- as compensation during the nine months ended September 30, 2006 and 2005, respectively.

NOTE 7 - CONCENTRATIONS OF CREDIT RISKS

As of September 30, 2006, the Company had cash balances in excess of federally insured amounts of $586,881.

NOTE 8 - INCOME TAXES

Income tax expense is recorded based on annualized interim results.  The components of income tax expense are as follows:

	For the Nine Months Ended September 30,

	2006	2005
	(Restated)	(Restated)
Current tax (expense) benefit	-
Deferred tax (expense) benefit	$(141,704)	$(60,086)

Total income tax (expense) benefit	$(141,704)	$(60,086)
	==============	==============

UNIOIL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME PER SHARE

The following data show the amounts used in computing income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)	(Restated)	(Restated)

Income available to common shareholders (numerator)
	$121,742	$42,201	$243,323	$109,537

Weighted average number of common shares outstanding used in computation of income per share (denominator)

	9,541,469	9,993,969	9,839,821	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at September 30, 2006 or 2005.

NOTE 10 – LITIGATION SETTLEMENT RECOVERY

On June 29, 2006, Unioil received 452,500 shares of its common stock previously held by a former officer in partial satisfaction of a judgment against the officer in favor of the Company.  Due to the uncertainty of collection of any part of the outstanding judgment, the Company had, in previous periods, charged all amounts receivable from the former officer to operations.  The Company’s Form 10-QSB for the quarter ended June 30, 2006 originally recorded $181,000 in debt recovery income, equal to the fair value of the shares received, and an associated deferred tax expense of $69,920.  The Company plans to restate its June 30, 2006 financial statements to eliminate the debt recovery income and related tax effect.  The effect of this restatement will reduce net income for the quarter and six-month period ended June 30, 2006 by $111,080, or $0.01 per share.  Results of operations for the nine months ended September 30, 2006 in the accompanying financial statements reflect this planned restatement in that no income has been recognized for the $181,000 reduction in the allowance offsetting the Company’s judgment receivable from the former officer.

NOTE 11 - SUBSEQUENT EVENTS

Compensation Payment - On October 17, 2006, the Company paid an officer/shareholder of the Company $129,093 as compensation.

Tender Offer and Merger - On October 19, 2006, the Company entered into a Tender Offer Agreement with Petroleum Development Corporation ("PDC") and Wattenberg Acquisition Corporation, a wholly-owned subsidiary of PDC ("PDC Sub"), whereby PDC Sub commenced a tender offer on November 3, 2006 for all of the issued and outstanding shares of the Company’s common stock for $1.91 per share, all in cash.  That Tender Offer is expected to be followed by a merger of PDC Sub with the Company in which any of the Company’s shares not purchased by

UNIOIL
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

PDC Sub in the offer will be converted into the right to receive $1.91 per share, all in cash.  Following the tender offer and merger, the Company would be a wholly-owned subsidiary of PDC.

As an inducement for PDC and PDC Sub to enter into the Tender Offer Agreement, Charles E. Ayers, Jr., the Chairman, President, Chief Executive Officer and Chief Financial Officer of Unioil, and four members of his family (the “Principal Stockholders”), have entered into a Stockholder Tender Agreement with PDC dated as of October 19, 2006 (the “Stockholder Tender Agreement”). To the knowledge of Unioil, the Principal Stockholders collectively own of record 7,801,939 shares of Unioil common stock. Of this total, Charles E. Ayers, Jr. owns 6,851,983 shares and each of the four members of his family who are party to the Stockholder Tender Agreement own 237,489 shares.

If more than 90% of the issued and outstanding Unioil common stock is acquired by PDC Sub in the offer, the merger may be effected without approval of or notice to the remaining stockholders of the Company.  If less than 90% of the issued and outstanding shares of the Company’s common stock is acquired by PDC Sub in the offer, the merger will require approval by holders of a majority of the Company’s common stock, which approval will be assured because of the Principal Stockholders’ commitment to tender shares representing approximately 82% of the issued and outstanding shares of the Company’s common stock to PDC Sub pursuant to the Stockholder Tender Agreement.

The closing of the tender offer is conditioned upon, among other things, (i) there being no proceeding or governmental action challenging the acquisition of the Company by PDC and PDC Sub, (ii) no material adverse effect having occurred with respect to the Company, (iii) there being no material inaccuracies in the Company’s representations and warranties in the Tender Offer Agreement nor any breach of any material obligation, and (iv) the Stockholder Tender Agreement being in full force and effect with no material breach by the Principal Stockholders thereunder. The Tender Offer Agreement may also be terminated under certain circumstances, as set forth in the Tender Offer Agreement.

As a result of the proposed merger, all of the current officers and directors of the Company are expected to take such actions as are necessary to cause them to be replaced as officers and directors of the Company by persons chosen for those positions by PDC and PDC Sub.

Under the Tender Offer Agreement, PDC and its Sub agreed to permit the current management of the Company to retain from revenue received or to be received by the Company in the ordinary course of business an amount of cash to pay professional fees and costs and to pay bonuses to certain employees, consultants, advisors and independent contractors who are not and will not be shareholders of the Company.  The parties agreed that those bonuses, together with professional fees and costs related to the transactions contemplated under that Agreement shall not exceed One Million One Hundred and Three Thousand Dollars ($1,103,000) in the aggregate.

The foregoing summary of certain provisions of the Tender Offer Agreement and the Stockholder Tender Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, filed as Exhibits (d)(1) and (d)(2), respectively, to the Tender Offer Statement (Schedule TO) filed by PDC and its Sub with the SEC on November 3, 2006 and as Exhibits (e)(1) and (e)(2), respectively, to the Schedule 14D-9 filed by the Company with the SEC on the same date.