Form 10KSB/A
period 2005-12-31
UNIOIL
filed 2006-12-04
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

EXPLANATORY NOTE

Unioil is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 to revise relevant parts of the Form 10-KSB to comply with generally accepted accounting principles and to satisfy Unioil’s filing obligations under the Securities Exchange Act of 1934.  Specifically, amendments have been made:  (a) to Item 8A (“Controls and Procedures”); (b) to NOTE 2 (“Correction of Errors”) to the Financial Statements; (c) to NOTE 1 (“Summary of Significant Accounting Policies”) to the Financial Statements; and (d) to the “Supplemental Information – Oil and Gas Producing Activities” accompanying the Financial Statements.

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

          As a result of his review and evaluation as of the end of the period covered by this Report (the “Evaluation Date”), and subject to the inherent limitations described above, the Company’s chief executive officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

          A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          Management has identified the following material weaknesses in internal control which are included in its control assessment at December 31, 2005:

          The Company did not maintain effective controls over the segregation of duties in its manual and computer-based business processes which would mitigate the risk of management override of disbursement controls.

          The Company failed to design and implement controls over financial reporting which would ensure timely filing of its public disclosure documents.

          The Company also did not maintain effective controls over the financial reporting process due to lack of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements.  This contributed to the following control deficiencies, each of which is considered to be a material weakness:

          Inadequate controls over the recording of current and deferred income taxes and the associated tax benefits of net operating loss carryforwards and tax credit carryforwards.

          Inadequate controls over the timing of the recording of revenue from non-operated wells.

          Inadequate controls over the financial statement presentation of revenues earned from acting as an operator.

          Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls, there has been a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

          The current status of the Company's internal control remediation is as follows:

          Currently, the Company’s chief executive officer and the Company’s Treasurer continue to have sole responsibility for the Company’s receipts and disbursements.  The Company’s chief executive officer, moreover, is not involved on a day-to-day basis in the financial transactions of the Company, and does not spend a significant amount of time in the Company's offices.  See “Risk Factors – Management Risks.”  The Company does not employ any other parties on an in-house basis to prepare the Company’s financial statements and periodic public filings.  Reliance upon such limited resources impairs the Company’s ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting and, therefore, impairs the effectiveness of the Company’s disclosure controls and procedures.

          The Company has since engaged third party professionals specifically to facilitate more timely filing of the Company's public disclosure documents, to advise on the presentation of the full cost pool, to compute the depreciation, depletion and amortization adjustment, revenue recognition and classification adjustments, and deferred tax asset and liability adjustments.  The third party professionals will be engaged to consult with the Company on the application of accounting principles and practices in future situations where additional expertise is needed.

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

          In the second quarter of 2006, the Company’s management engaged third party professionals to assist with the preparation of its 2005 Form 10-KSB and to help to mitigate deficiencies in internal control relating to the level of accounting knowledge, experience and training in the application of generally accepted accounting principles, to the assessment of proved developed and proved undeveloped reserves and depreciation, depletion and amortization computation in accordance with SEC regulation.  The continued engagement of these professionals, Comiskey & Company, a Professional Corporation, certified public accountants and consultants in Denver, Colorado, is expected to materially affect internal control over financial reporting.

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

                                                                        UNIOIL

Date:       November 29, 2006                            /s/ Charles E. Ayers, Jr.
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

Date:         November 29, 2006                          /s/ Charles E. Ayers, Jr.
                                                                        Charles E. Ayers, Jr., Director

Date:          November 29, 2006                         /s/ Jesse L. Barber
                                                                        Jesse L. Barber, Director

UNIOIL

FINANCIAL STATEMENTS

DECEMBER 31, 2005

UNIOIL

CONTENTS

                                                                                                                                               PAGE

                        —        Report of Independent Registered Public
                                          Accounting Firm                                                                              F-1

                        —        Balance Sheet, December 31, 2005                                                       F-2

                        —        Statements of Operations, for the years ended
                                          December 31, 2005 and 2004                                                         F-3

                        —        Statements of Stockholders' Equity, for the years
                                          ended December 31, 2005 and 2004                                               F-4

                        —        Statements of Cash Flows, for the years ended
                                          December 31, 2005 and 2004                                                          F-5

                        —        Notes to Financial Statements                                                      F-6 - F-14

                        —        Supplemental Information - Unaudited                                        F-15 - F-20

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

As described in Note 2 to the financial statements, the Company has restated its 2004 financial statements to conform with accounting principles generally accepted in the United States of America by making the changes listed therein.

Michael J. Larsen, LLC

Salt Lake City, Utah
March 8, 2006

UNIOIL

BALANCE SHEET

ASSETS

December 31,
2005

CURRENT ASSETS:
Cash	$ 706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $6,777	346,297
Prepaid assets	9,662
Current deferred tax asset	2,511

Total Current Assets	1,064,852

PROPERTY AND EQUIPMENT, net	24,523

INVESTMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,137,118

DEFERRED TAX ASSETS	1,224,467

TOTAL ASSETS	$ 3,450,960
=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$ 9,964
Joint interest and trade accounts payable	95,354
Accrued taxes	216,493

Total Current Liabilities	321,811

NOTE PAYABLE, less current portion	10,987

Total Liabilities	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares
authorized, 9,993,969 shares issued and outstanding	99,940
Capital in excess of par value	19,813,569
Retained deficit	(16,795,347)

Total Stockholders' Equity	3,118,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,450,960
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

Property and Equipment - Property and equipment with original cost in excess of $5,000 are recorded at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.

Oil and Gas Properties - Oil and gas properties are accounted for on the full cost method, whereby all costs associated with acquisition, exploration and development of oil and gas properties are capitalized on a country-by-country, cost center basis.  All oil and gas revenues are derived from reserves located in northern Colorado and southern Wyoming.  Amortization of such costs is determined by the ratio of current period production to estimated proved reserves.  Estimated proved reserves are based upon reports from independent petroleum engineers, Sure Engineering, LLC.  The net carrying value of oil and gas properties is limited to the lower of amortized costs or the cost center ceiling defined as the sum of the present value [10% discount rate] of estimated, unescalated future net cash flows from proved reserves, plus the lower of cost or estimated fair value of unproved properties, giving effect to income taxes.

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

NOTE 2 – CORRECTION OF ERRORS

The accompanying financial statements have been restated to correct errors made in the year ended December 31, 2004 and prior years.  Specifically, the Company has corrected the reporting of revenue from the cash method to the accrual method for non-operated wells, has reversed administrative overhead recoveries on uncollectible accounts, has corrected the amount charged to expense for an insurance policy, has recorded the effects of accounts payable forgiven in previous years, and has reduced accrued penalties and interest to amounts considered probable of assessment.  The Company has also corrected the amount of valuation allowance of its deferred tax assets to take into account current and projected future taxable income, and has excluded from the fixed asset category assets which were previously retired or which were not recorded in accordance with its capitalization policy.  In addition, the Company has reclassified overhead recoveries from income to a reduction of general and administrative expense, has reclassified operating revenues and expenses out from other income and expense, and has reclassified misappropriation loss from an extraordinary item to an item of other expense.  For purposes of its depletion and ceiling test computations, the Company has adjusted the components of its full cost pool to reflect actual proved and unproved property designations, and has excluded oil and gas quantities from proved undeveloped reserves for which economic feasibility had not been established.

The effect of the restatement was to increase net income for the year ended December 31, 2004 by $173,903 ($0.02 per share) net of income tax of $26,587.

The following summarizes corrections to the December 31, 2004 statement of operations:

		Per Share

Net loss as previously reported	$ (5,730)	$ (0.00)
Additional revenue from non-operated wells	136,849	0.01
Additional lease operating expense	(3,639)	(0.00)
Depletion expense adjustment	64,806	0.01
Depreciation expense adjustment	842	0.00
Adjust insurance expense	(51)	(0.00)
Adjust penalties and interest expense	1,683	0.00
Adjust income tax expense	(26,587)	(0.00)

Net income, as restated	$ 168,173	$ 0.02

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – CORRECTION OF ERRORS [Continued]

Certain reclassifications were also made to 2004 operating results.  Revenue earned from acting as an operator totaling $26,061 was reclassified from gross revenue to a reduction of general and administrative expense.  Misappropriation Loss of $45,364, previously reported as an extraordinary item, was reclassified to an item of other income and expense.

Reclassification adjustments affecting the balance sheet comprise the approximate $119,000 reduction of unproved reserves and increase in proved reserves, affecting the recalculation of depreciation, depletion and amortization expense in prior years.

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

The Company determined that its history of taxable income combined with its expectations of future taxable income based on reserve information and projected operating results indicates that it was more likely than not that a portion of the deferred tax assets would be realized from the Company's net operating loss carryforwards.   The Company’s previous assessment of the likelihood of realization of its deferred tax assets which resulted in recording a full valuation allowance had been based upon a misinterpretation of the requirements of FASB 109 to evaluate the likelihood of utilization of operating loss carryforwards and to record a deferred tax asset accordingly.  The Company has recorded a reduction in the Company’s valuation allowance as the correction of an error.

UNIOIL

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – CORRECTION OF ERRORS [Continued]

The effect of the restatements and reclassifications on quarterly condensed financial results is as follows:  (unaudited)

	For the quarter ended March 31, 2005		For the quarter ended June 30, 2005		For the quarter ended September 30, 2005
	as reported	as restated	as reported	as restated	as reported	as restated

Oil and gas revenue	$ 400,999	$ 338,350	$ 372,459	$ 374,600	$ 406,533	$ 401,434

Production costs and related taxes	(84,836)	(84,836)	(93,307)	(93,307)	(96,805)	(96,805)
General and administrative	(158,900)	(152,394)	(197,613)	(190,913)	(184,111)	(183,494)
Depletion, depreciation, and amortization	(57,566)	(45,988)	(48,982)	(44,518)	(48,203)	(62,637)

Income before other income and expense	99,697	55,132	32,557	45,862	77,414	58,498
Other income (expense)	2,722	2,701	3,319	3,318	4,112	4,112

Income before income taxes	102,419	57,833	35,876	49,180	81,526	62,610
Deferred tax expense	-	(21,498)	-	(18,179)	-	(20,409)

Net Income	$ 102,419	$ 36,335	$ 35,876	$ 31,001	$ 81,526	$42,201
Net income per share	$ 0.01	$ 0.00	$ 0.00	$ 0.00	$ 0.01	$ 0.00

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

		(Restated)
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

		(Restated)

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

Judgment for Misappropriated Funds – The Company has been granted a judgment under the Colorado Theft Statutes related to funds diverted by a former employee.  See Note 3 for further discussion.

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

		(Restated)

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

The Company has determined that it should have excluded from its prior year claims of proved undeveloped reserves any oil and gas deposits that could not have been recovered without the drilling of new wells, irrespective of the strength of geological evidence of the extent of such deposits, and even though such deposits lie within Company-controlled acreage.  All 2004 reserve information has been restated from amounts previously reported to reflect the effects of excluding reserves which are not expected to be developed within a one-year period.

The following tables set forth the Company's net reserves and the changes in the net proved reserves, all of which are located within the United States, as estimated by management and independent petroleum engineers, Sure Engineering, LLC.  The Company does not have proved reserves applicable to long-term supply agreements with foreign governments.

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Changes in Net Proved Reserves

	2005		2004 (Restated)

	Oil	Gas	Oil	Gas
	(MBBLS)	(MMCF)	(MBBLS)	(MMCF)

Estimated quantity at beginning of
Period	156	1,390	179	1,622
Revisions of previous estimates	7	422	(8)	(97)
Discoveries and extensions	101	1,778	-	-
Purchase of reserves in place	-	-	-	-
Production	(16)	(167)	(15)	(135)
Sale/disposal of reserves in place	-	-	-	-

Estimated quantity at end of period	248	3,423	156	1,390
	========	========	========	========

Proved developed reserves:
Beginning of period	156	1,390	179	1,622

End of period	146	1,646	156	1,390

Company's proportional interest in
reserves of investees accounted for by
the equity method - end of year	-	-	-	-

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Costs Incurred in Oil and Gas Property Acquisition,
Exploration and Development Activities

		December 31,

	2005		2004 (Restated)

		[In Thousands of Dollars]
Acquisition of properties:
Undeveloped leases		$-		$-
Proved producing leases		-		-
Exploration costs		-		-
Development costs		302		-

Total Additions to Oil and Gas Properties		$302		$-
	==	===========	==	===========

Company's share of equity method investees’ costs of
property acquisition, exploration and development
costs		$-		$-

Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the period:
[In thousands of dollars]
Proved properties		$11,194		$10,900
Unproved properties		52		52

Total Capitalized Costs		11,246		10,952
Less accumulated depreciation, depletion
and impairment		(10,109)		(9,885)

Net Capitalized Costs		$1,137		$1,067
	==	===========	==	===========
Company's share of equity method investees’ net
capitalized costs		$-		$-

Amortization rate per equivalent barrel of production		$5.17		$2.75

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

Results of Operations for Producing Activities

		December 31,

	2005		2004 (Restated)

		[In Thousands of Dollars]

Oil and gas sales		$1,926		$1,162
Production costs		(566)		(586)
Exploration costs		-		-
Depreciation and depletion		(224)		(103)

Income from operations		1,136		473
Income tax benefit (expense)		(421)		(175)

Results of Operations from Producing Activities
[Excluding Corporate Overhead and Interest Costs]		$715		$298
	==	=========	==	=========
Company's share of equity method investees’ results of
operations for producing activities		-		-

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

		December 31,

	2005		2004 (Restated)

		[In Thousands of Dollars]

Future reserves		$44,234		$14,530
Future production and development costs		(18,743)		(6,327)
Future income tax expenses		(7,783)		(1,172)

Future net cash flows		17,708		7,031
Discount to present value at 10 percent		(8,105)		(2,980)

Standardized measure of discounted future net cash
flows		$9,603		$4,051
	==	============	==	============

Company's share of equity method investees’
standardized measure of discounted future net cash
flows		$-		$-

UNIOIL

SUPPLEMENTAL INFORMATION

[Unaudited]

OIL AND GAS PRODUCING ACTIVITIES [Continued]

The following table sets forth the changes in standardized measure of discounted future net cash flows:

		December 31,

	2005		2004 (Restated)

		[In Thousands of Dollars]

Balance at beginning of period		$4,051		$3,185
Sales of oil and gas net of production costs		(1,360)		(576)
Revisions to reserves proved in prior years:
Changes in prices and costs		6,938		66
Changes in quantity estimates and timing of
production		(3,867)		2,320
Additions to proved reserves:
Acquisition of reserves in place		-		-
Current year discoveries, extensions and improved
recoveries		21,601		-
Estimated future development and production costs
related to current year acquisitions, discoveries,
extensions and improved recoveries		(11,149)		-
Net change in income taxes		(6,611)		(944)
Sales of reserves in place		-		-
Accretion of discount		-		-
Other - change in ten percent discount		-		-

Balance at End of Period		$9,603		$4,051
	==	===========	==	===========