Form 10QSB/A
period 2006-03-31
UNIOIL
filed 2006-12-04
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

            Unioil is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 to revise Item 3 of Part I (“Controls and Procedures”) of the Form 10-QSB to comply with generally accepted accounting principles and with Unioil’s filing obligations under the Securities Exchange Act of 1934.

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

            As a result of his review and evaluation as of the end of the period covered by this Report (the “Evaluation Date”), and subject to the inherent limitations described above, the Company’s chief executive officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

            The current status of the Company’s internal control remediation is as follows:

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

            During the quarter ended June 30, 2006, the Company engaged a CPA firm to act as a consultant to the Company on matters of accounting procedures and disclosures.  The engagement of this consultant has mitigated control deficiencies related to the level of accounting knowledge, experience and training in the application of generally accepted accounting principles for existing Company personnel identified by management in its December 31, 2005 control assessment.  Specifically, the following deficiencies were addressed during the quarter:  accounting for income taxes, recording of revenue, and financial statement presentation of operator revenues.  In addition, the consultant, Comiskey & Company, a Professional Corporation, of Denver, Colorado, will act as project coordinator to ensure more timely Company filings.

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

UNIOIL

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

UNIOIL

CONTENTS

                                                                                                                                                         PAGE

                              —                Unaudited Condensed Balance Sheets,
                                                       March 31, 2006 and December 31, 2005                                     F-2

                              —                Unaudited Condensed Statements of Operations,
                                                      For the three months ended March 31, 2006 and 2005                  F-3

                               —                Unaudited Condensed Statements of Cash Flows,
                                                      For the three months ended March 31, 2006 and 2005                  F-4

                               —                Notes to Unaudited Condensed Financial Statements               F-5 - F-7

UNIOIL

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

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

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$ (96,147)	$ 36,335
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	61,962	45,988
Deferred income tax	(59,443)	21,498
Changes in assets and liabilities:
Decrease in joint interest and trade accounts receivable	137,772	51,786
Decrease in prepaid assets	5,384	3,807
Increase in joint interest and trade accounts payable	338,409	15,698
Decrease in accrued payroll taxes	-	(44,086)
Increase in accrued taxes	61,343	24,765

Net Cash Provided by Operating Activities	449,280	155,791

Cash Flows From Investing Activities:
Investment in oil and gas properties	(846)	-
Purchase of property and equipment	-	(3,428)

Net Cash (Used) by Investing Activities	(846)	(3,428)

Cash Flows From Financing Activities:
Payments to notes payable	(2,465)	(2,433)

Net Cash (Used) by Financing Activities	(2,465)	(2,433)

Net Increase in Cash	445,969	149,930

Cash at Beginning of Period	706,382	420,321

Cash at End of Period	$ 1,152,351	$ 570,251
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$ 102	$ 142
	=============	=============
Income Taxes	$ -	$ -
	=============	=============

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

		(Restated)
Current tax (expense) benefit	$ -	$ -
Deferred tax (expense) benefit	59,443	(21,498)

Total income tax (expense) benefit	$ 59,443	$ (21,498)
	==========	==========

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - NET INCOME (LOSS) PER SHARE

The following data show the amounts used in computing net income (loss) per share:

	For the Three Months Ended March 31,

	2006	2005

		(Restated)

Net Income (Loss) available to common stockholders (numerator)	$ (96,147)	$ 36,335

Weighted average number of common shares outstanding
used in income per share for the period (denominator)	9,993,969	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at March 31, 2006 or 2005.