Form 10QSB/A
period 2006-06-30
UNIOIL
filed 2006-12-04
CIK 352710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment #1)

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

EXPLANATORY NOTE

            Unioil is filing this Amendment No. 1 to the Quarterly Report on a Form 10-QSB for the quarter ended June 30, 2006 to revise the subpart “Results of Operations” in Item 2 of Part I (“Management’s Discussion and Analysis or Plan of Operation”) of the Form 10-QSB and the related portions of the unaudited condensed financial statements (including Notes 9 and 10 thereto) submitted with that Report to comply with generally accepted accounting principles and with the Company’s filing obligations under the Securities Exchange Act of 1934.

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

          The Company realized an increase in net income of $186,727 and $54,245 to $217,728 and $121,581 for the quarter and six months ended June 30, 2006, as compared to $31,001 and $67,336 (as restated) for the corresponding periods of 2005.  The increase in net income for the quarter and six months ended June 30, 2006, as compared to the corresponding period of the previous fiscal year, is attributable primarily to increases in revenues and the other items discussed above.  The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to remove income of $181,000 recognized as misappropriation loss recovery, and the associated deferred tax of $69,920.  The effect of the correction was to decrease net income for the three and six month periods ended June 30, 2006 by $111,080 ($0.01 per share).

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

                                                                                         UNIOIL

Date:  November 30, 2006                                                   /s/ Charles E. Ayers, Jr.
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

UNIOIL

CONTENTS

                                                                                                                                           PAGE

—        Unaudited Condensed Balance Sheets,
                    June 30, 2006 and December 31, 2005                                                    F-2

—        Unaudited Condensed Statements of Operations,
                    For the three months and six months
                    ended June 30, 2006 and 2005                                                                F-3

—        Unaudited Condensed Statements of Cash Flows,
                   For the six months ended June 30, 2006 and 2005                                    F-4

—        Notes to Unaudited Condensed Financial Statements                              F-5 - F-7

UNIOIL
UNAUDITED CONDENSED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
	(Restated)
CURRENT ASSETS:
Cash	$ 1,016,711	$ 706,382
Joint interest and trade accounts receivable, net of allowance
for doubtful accounts of $ 7,610 and $6,777, respectively	270,676	346,297
Prepaid assets	345	9,662
Current deferred tax asset	2,820	2,511
Total Current Assets	1,290,552	1,064,852

PROPERTY AND EQUIPMENT, net	19,100	24,523

INVESTMENT IN OIL AND GAS PRODUCING
PROPERTIES, full cost method, net of depletion	1,208,098	1,137,118

DEFERRED TAX ASSETS	1,144,827	1,224,467

TOTAL ASSETS	$ 3,662,577	$ 3,450,960
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$ 9,677	$ 9,964
Joint interest and trade accounts payable	96,929	95,354
Accrued taxes	309,913	216,493
Total Current Liabilities	416,519	321,811

NOTE PAYABLE, less current portion	6,315	10,987
Total Liabilities	422,834	332,798

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares
authorized, 9,541,469 and 9,993,969 shares issued
and outstanding, respectively	95,415	99,940
Capital in excess of par value	19,818,094	19,813,569
Retained deficit	(16,673,766)	(16,795,347)
Total Stockholders' Equity	3,239,743	3,118,162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,662,577	$ 3,450,960
	=============	=============

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUE:
Oil and gas sales	$ 719,221	$ 374,600	$ 1,322,776	$ 712,950

EXPENSES:
Production costs and related taxes	123,619	93,307	708,978	178,143
General and administrative	162,251	190,913	277,109	343,307
Depreciation, depletion and amortization	83,034	44,518	144,996	90,506
Total Expenses	368,904	328,738	1,131,083	611,956

INCOME BEFORE OTHER INCOME (EXPENSE)	350,317	45,862	191,693	100,994

OTHER INCOME (EXPENSE):
Interest and other income	6,258	3,448	9,394	6,282
Interest and other expense	(73)	(130)	(175)	(263)
Total Other Income (Expense)	6,185	3,318	9,219	6,019

INCOME BEFORE INCOME TAXES	356,502	49,180	200,912	107,013

CURRENT TAX (EXPENSE) BENEFIT

DEFERRED TAX (EXPENSE) BENEFIT	(138,774)	(18,179)	(79,331)	(39,677)

NET INCOME	$ 217,728	$ 31,001	$ 121,581	$ 67,336
	========	========	========	========

NET INCOME PER COMMON SHARE	$ 0.02	$ 0.00	$ 0.01	$ 0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$ 121,581	$ 67,336
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	144,996	90,506
Deferred income tax	79,331	39,677
Changes in assets and liabilities:
Decrease in joint interest and trade accounts receivable	75,621	41,758
Decrease in prepaid assets	9,317	3,615
Increase in joint interest and trade accounts payable	1,575	34,705
Decrease in accrued payroll taxes	-	(44,834)
Increase in accrued taxes	93,420	26,179

Net Cash Provided by Operating Activities	525,841	258,942

Cash Flows From Investing Activities:
Investment in oil and gas properties	(210,553)	-
Purchase of property and equipment	-	(3,428)

Net Cash (Used) by Investing Activities	(210,553)	(3,428)

Cash Flows From Financing Activities:
Payments of notes payable	(4,959)	(4,871)

Net Cash (Used) by Financing Activities	(4,959)	(4,871)

Net Increase in Cash	310,329	250,643

Cash at Beginning of Period	706,382	420,321

Cash at End of Period	$1,016,711	$ 670,964
	==========	=========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$ 175	$ 263
	==========	==========
Income Taxes	$ -	$ -
	==========	==========

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30:	none	none

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.  The June 30, 2005 financial statements have been restated to give effect to audit adjustments made for the year ended December 31, 2005.

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

NOTE 2 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment – at cost, less accumulated depreciation as of:

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

NOTE 3 – OIL AND GAS ACTIVITIES

The Company’s activities primarily consist of operating existing wells and monitoring the status of its leases.  Depletion expense on oil and gas properties was $139,573 and $84,712 for the six months ended June 30, 2006 and 2005, respectively.

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid a director/shareholder of the Company $3,000 and $-0- as director’s fees during the six months ended June 30, 2006 and 2005, respectively.

The Company paid an officer/shareholder of the Company $30,000 and $30,000 as director’s fees during the three months ended June 30, 2006 and 2005, respectively.

NOTE 6 – CONCENTRATIONS OF CREDIT RISKS

As of June 30, 2006, the Company had cash balances in excess of federally insured amounts of $947,380.

NOTE 7 – INCOME TAXES

Income tax expense is recorded based on annualized interim results.  The components of income tax expense are as follows:

                                                                                       For the Six Months Ended June 30,
                                                                                  _______________________________
                                                                                             2006                         2005
                                                                                           (Restated)                    (Restated)
Current tax (expense) benefit                                                        -                                  -
Deferred tax (expense) benefit                                       $ (79,331)                 $  (39,677)

Total income tax (expense) benefit                                 $ (79,331)                 $  (39,677)
                                                                                     ========                 ========

UNIOIL

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – INCOME PER SHARE

The following data show the amounts used in computing income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Income available to common shareholders (numerator)	$ 217,728	$ 31,001	$ 121,581	$ 67,336

Weighted average number of common shares outstanding used in computation of income per share (denominator)	9,988,996	9,993,969	9,991,469	9,993,969

Dilutive loss per share was not presented, as the Company had no options, warrants or other dilutive potential securities outstanding at June 30, 2006 or 2005.

NOTE 9 – LITIGATION SETTLEMENT RECOVERY

On June 29, 2006, Unioil received 452,500 shares of its common stock previously held by a former officer in partial satisfaction of a judgment against the officer in favor of the Company.  Due to the uncertainty of collection of any part of the outstanding judgment, the Company had, in previous periods, charged all amounts receivable from the former officer to operations.  With the receipt of these shares, which were held in treasury at June 30, 2006, the Company has recognized no income for the $181,000 reduction in the allowance offsetting the Company’s judgment receivable from the former officer.

NOTE 10 – CORRECTION OF AN ERROR

The accompanying financial statements have been restated to eliminate $181,000 in debt recovery income, equal to the fair value of the shares described in Note 9, and an associated deferred income tax expense of $69,920.  The effect of this restatement is to decrease net income for the three months and six months ended June 30, 2006 by $111,080, or $0.01 per share.